Form 10QSB
period 2000-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2000-08-14
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

          For the transition period ended _______________________________

                        Commission File Number 000-30517


                       AMERICAN COMMUNITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


    North Carolina                                           56-2179531
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification Number)


           2593 WEST ROOSEVELT BOULEVARD, MONROE, NORTH CAROLINA 28111
                          (Address of principal office)


                                 (704) 225-8444
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  x        No
                     -----         -----

As of July 31, 2000, 1,492,062 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.


                                                                                                           Page No.

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999..............................................          3

                  Consolidated Statements of Operations
                  Three Months and Six Months Ended June 30, 2000 and 1999.........................          4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999..........................................          5

                  Notes to Financial Statements....................................................          6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....          7

Part II. Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders......................         10

                  Item 6. Exhibits and Reports on Form 8-K.........................................         10


Part I. Financial Information
Item 1 - Financial Statements

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2000      December 31,
                                                                                        (Unaudited)          1999*
                                                                                     ----------------     -----------
                                                                                                (In Thousands)


ASSETS

Cash and due from banks                                                              $         1,419      $          1,809
Interest-earning deposits with banks                                                          12,139                 8,468
Investment securities available for sale, at fair value                                          149                     -

Loans                                                                                         88,276                59,307
Allowance for loan losses                                                                     (1,187)                 (813)
                                                                                     ----------------     -----------------

                                                                       NET LOANS              87,089                58,494

Loans held for sale                                                                                -                 1,072
Accrued interest receivable                                                                      523                   299
Bank premises and equipment                                                                    3,332                 2,844
Federal Home Loan Bank stock, at cost                                                            250                   250
Other assets                                                                                     150                   358
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       105,051      $         73,594
                                                                                     ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY

 .Deposits:
   Demand                                                                            $         9,198      $          7,309
   Savings                                                                                     1,844                   889
   Money market and NOW                                                                       15,083                11,018
   Time                                                                                       57,139                35,771
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS              83,264                54,987

Federal funds purchased                                                                        3,500                     -
Advances from the Federal Home Loan Bank                                                       5,000                 5,000
Capital lease obligation                                                                       1,701                 1,700
Accrued expenses and other liabilities                                                           367                   354
                                                                                     ---------------      ----------------

                                                               TOTAL LIABILITIES              93,832                62,041
                                                                                     ---------------      ----------------

Stockholders' Equity:
   Preferred stock, 2000, no par value, 1,000,000 shares
     authorized; none issued; 1999, none authorized                                                -                    -
   Common stock, 2000, $1 par value, 9,000,000 shares
     authorized, 1,492,062 shares issued and outstanding;
     1999, $5 par value, 10,000,000 shares authorized
     1,492,062 shares issued and outstanding                                                   1,492                 7,460
    Additional paid-in capital                                                                11,090                 5,122
    Accumulated deficit                                                                      (1,362)               (1,029)
    Accumulated other comprehensive loss                                                         (1)                    -
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              11,219                11,553
                                                                                     ---------------      ----------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       105,051      $         73,594
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------         -------------------------
                                                     2000             1999                2000            1999
                                                 ------------    -------------         ----------     ----------
                                                                (In Thousands, except per share data)

INTEREST INCOME
   Loans                                         $      1,929    $         705      $       3,423     $       1,034
   Investments                                             12                -                 12                 -
   Interest-earning deposits with banks                   116              104                270               243
                                                 ------------    -------------      -------------     -------------
                       TOTAL INTEREST INCOME            2,057              809              3,705             1,277
                                                 ------------    -------------      -------------     -------------
INTEREST EXPENSE
   Money market, NOW and
     savings deposits                                     144               41                274                67
   Time deposits                                          762              239              1,338               374
   Borrowings                                             153                -                229                 -
                                                 ------------    -------------      -------------     -------------

                      TOTAL INTEREST EXPENSE            1,059              280              1,841               441
                                                 ------------    -------------      -------------     -------------

                         NET INTEREST INCOME              998              529              1,864               836

PROVISION FOR LOAN LOSSES                                 212              195                401               449
                                                 ------------    -------------      -------------     -------------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES              786              334              1,463               387
                                                 ------------    -------------      -------------     -------------
NON-INTEREST INCOME
   Service charges on deposit accounts                    123               27                215                38
   Mortgage operations                                     70              141                106               195
   Other                                                   32                1                 43                 -
                                                 ------------    -------------      -------------     -------------

                   TOTAL NON-INTEREST INCOME              225              169                364               233
                                                 ------------    -------------      -------------     -------------
NON-INTEREST EXPENSE
Salaries and employee benefits                            532              384              1,021               643
Occupancy and equipment                                   144              102                318               190
Other                                                     450              209                821               439
                                                 ------------    -------------      -------------     -------------

                  TOTAL NON-INTEREST EXPENSE            1,126              695              2,160             1,272
                                                 ------------    -------------      -------------     -------------

                    LOSS BEFORE INCOME TAXES             (115)            (192)              (333)             (652)

INCOME TAXES                                                -                -                  -                 -
                                                 ------------    -------------      -------------     -------------

                                    NET LOSS     $       (115)   $        (192)     $        (333)    $        (652)
                                                 ============    =============      =============     =============
                  BASIC AND DILUTED NET LOSS
                            PER COMMON SHARE     $       (.08)   $        (.13)     $       (.22)     $       (.44)
                                                 =============   =============      ============      ============
                    WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING        1,492,062        1,492,062          1,492,062         1,492,062
                                                 ============    =============      =============     =============

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     -------------------------
                                                                                         2000           1999
                                                                                     ----------       --------
                                                                                            (In Thousands)
FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $    (333)       $  (652)
Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation and amortization, premises and equipment                                   135             59
    Provision for loan losses                                                               401            449
    Changes in assets and liabilities:
      Increase in accrued interest receivable                                             (223)           (97)
      Decrease in loans held for sale                                                     1,072             -
      (Increase) decrease in other assets                                                   208           (88)
      Increase (decrease) in accrued expenses and other liabilities                          13           (45)
                                                                                     ----------       --------
                                                        NET CASH PROVIDED (USED)
                                                         BY OPERATING ACTIVITIES          1,273          (374)
                                                                                     ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Federal Home Loan Bank stock                                                      -           (24)
Purchase of investment securities available for sale                                      (150)              -
Net increase in loans from originations and repayments                                 (28,997)       (30,832)
Purchases of bank premises and equipment                                                  (622)          (325)
                                                                                     ----------       --------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES       (29,769)       (31,181)
                                                                                     ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in federal funds purchased                                                     3,500              -
Net increase in demand deposits                                                           6,909          6,543
Net increase in time deposits                                                            21,368         17,124
                                                                                     ----------       --------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES         31,777         23,667
                                                                                     ----------       --------

                                                            NET INCREASE IN CASH
                                                              AND DUE FROM BANKS          3,281        (7,888)

CASH AND DUE FROM BANKS, BEGINNING                                                       10,277         14,986
                                                                                     ----------       --------

                                                               CASH AND DUE FROM
                                                                   BANKS, ENDING     $   13,558       $  7,098
                                                                                     ==========       ========

                       AMERICAN COMMUNITY BANCSHARES, INC.
                          Notes to Financial Statements


NOTE A - ORGANIZATION AND OPERATIONS

In April 2000, American Community Bancshares, Inc. ("Bancshares") was formed as a holding company for American Community Bank. Upon formation, one share of Bancshares' $1 par value common stock was exchanged for each of the then outstanding 1,492,062 shares of American Community Bank's $5 par value common stock. Bancshares currently has no operations and conducts no business on its own other than owning American Community Bank.


NOTE B - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2000, and 1999 in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, American Community Bank (the "Bank"). Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of American Community Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE C - COMMITMENTS

At June 30, 2000, loan commitments are as follows:

         Undisbursed lines of credit                     $     17,152,000
         Stand-by letters of credit                             1,207,000

In addition at June 30, 2000, the Company had entered into contracts for the construction of a branch office and an option to purchase land for a proposed branch totaling approximately $1.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

The Bank has experienced significant growth during the first six months of 2000. At June 30, total assets have increased by $31.5 million or 42.7% to $105.1 million. Net loans have grown by $28.6 million or 48.9% to $87.1 million while total customer deposits have increased by $28.3 million or 51.4% to $83.3 million. While asset quality continues to be high the Bank did incur net loan charge-offs of $27,000 during the six months. There were no non-accrual or restructured loans at the end of the period.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Net Loss. The Bank generated a net loss of $115,000 or $.08 per share for the three months ended June 30, 2000, representing an improvement over the net loss of $192,000 or $.13 per share generated during the three months ending June 30,1999. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the three months ended June 30, 2000 was $998,000 as compared with $529,000 for the three months ended June 30, 1999, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $88.5 million during the three months ended June 30, 2000 as compared with $40.7 million during the three months ended June 30, 1999. Substantially all of this increase resulted from growth in loans, which have higher yields than other types of interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $212,000 and $195,000, respectively, for the three months ended June 30, 2000 and 1999. The allowance for loan losses at June 30, 2000 represented 1.34% of loans outstanding with no non-accrual or restructured loans outstanding at that date.

Non-Interest Income. Non-interest income increased from $169,000 for the three months ended June 30, 1999 to $225,000 for the three months ended June 30, 2000, an increase of $56,000. Income from mortgage operations totaled $141,000 for the three months ended 1999, declining to $70,000 for the same period of the current year principally as a result of higher interest rates and a reduced demand for mortgage loans. However, this decrease was more than offset by increased service charges on deposit accounts, which grew from $27,000 to $123,000, and by other non-interest income of $32,000 earned during the current period.

Non-Interest Expense. Total non-interest expense was $1.1 million and $695,000, respectively, for the three months ended June 30, 2000 and 1999. This increase of $405,000 is attributable to the Bank's rapid growth, to the larger numbers of personnel and branches in operation during the current period, and to increased occupancy costs associated with the Bank's permanent headquarters facility that was occupied during December of 1999 and the opening of the Wal-Mart Superstore branch in Monroe and the Marshville branch.

Provision for Income Taxes. The Bank made no provision for income taxes during the three months ended June 30, 2000 and 1999, as potential future tax benefits arising from operating losses incurred have been offset by increases to the valuation allowance associated with deferred tax assets. It is expected that as the Bank becomes profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.


Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Loss. The Bank generated a net loss of $333,000 or $.22 per share for the six months ended June 30, 2000, representing a significant improvement over the net loss of $652,000 or $.44 per share generated during the first six months of 1999. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the first six months of 2000 was $1.9 million as compared with $836,000 during the first six months of 1999, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $82.8 million during the six months ended June 30, 2000 as compared with $32.2 million during the first six months of 1999.

Provision for Loan Losses. The provision for loan losses was $401,000 and $449,000, respectively, for the six months ended June 30, 2000 and 1999. The allowance for loan losses at June 30, 2000 represented 1.34% of loans outstanding with no non-accrual or restructured loans outstanding at that date.

Non-Interest Income. Non-interest income increased from $233,000 for the six months ended June 30, 1999 to $364,000 for the six months ended June 30, 2000, an increase of $131,000. Income from mortgage operations totaled $195,000 for the six months ended 1999, declining to $106,000 for the same period of the current year principally as a result of higher interest rates and a reduced demand for mortgage loans. However, this decrease was more than offset by increased service charges on deposit accounts, which grew from $38,000 to $214,000, and by other non-interest income of $43,000 earned during the current period.

Non-Interest Expense. Total non-interest expense was $2.2 million and $1.3 million, respectively, for the six months ended June 30, 2000 and 1999. This increase of $888,000 is attributable to the Bank's rapid growth, to the larger numbers of personnel and branches in operation during the current period, and to increased occupancy costs associated with the Bank's permanent headquarters facility that was occupied during December of 1999 and the opening of the branch at the Wal-Mart Superstore in Monroe and completion of the Indian Trail Branch on Highway 74.

Provision for Income Taxes. The Bank made no provision for income taxes during the six months ended June 30, 2000 and 1999, as potential future tax benefits arising from operating losses incurred have been offset by increases to the valuation allowance associated with deferred tax assets. It is expected that as the Bank becomes profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Liquidity and Capital Resources

The objective of the Company's liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the Bank's ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise.

The primary sources of internally generated funds are principal and interest payments on loans receivable and cash flows generated from operations. External sources of funds consist of increases in deposits, advances from the Federal Home Loan Bank, and Federal funds purchased.

At June 30, 2000, liquid assets comprised 13% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 26, 2000. Of 1,492,062 shares entitled to vote at the meeting, 1,047,659 voted. The following matters were voted on at the meeting:

1. Approval of the Agreement and Plan of Reorganizations and Share Exchange, dated as of February 16, 2000, between the Bank and American Community Bancshares, Inc. ("Bancshares"), and the transactions contemplated by the Agreement, including the holding company reorganization of the Bank by which its shareholders will exchange their shares of the Bank's Common Stock for shares of the Common Stock of Bancshares, on a one-for-one basis.

         Approved with 777,023 or 74% of the shares voted

2.       Election of Three Directors

         Larry S. Helms, Zebulon Morris, and Carlton Tyson to three-year terms. Each were elected as director with at least 1,033,919 or 99% of the shares voted.


3.       Ratification of Dixon Odom PLLC as independent auditors for the year
         2000.

         Ratified with 1,033,563 or 99% of the shares voted.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 27 Financial Data Schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended June 30, 2000.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN COMMUNITY BANCSHARES, INC.


Date:   August __, 2000                    By:    /s/ Randy P. Helton
                                           -------------------------------------
                                           Randy P. Helton
                                           President and Chief Executive Officer



Date:   August __, 2000                    By:    /s/ Dan R. Ellis, Jr.
                                           -------------------------------------
                                           Dan R. Ellis, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer