Form 10QSB
period 2000-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2000-11-08
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________


                        Commission File Number 000-30517


                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               North Carolina                                                          56-2179531
--------------------------------------------                               -----------------------------------
       (State or other jurisdiction of                                                (IRS Employer
       incorporation or organization)                                             Identification Number)


           2593 WEST ROOSEVELT BOULEVARD, MONROE, NORTH CAROLINA 28111
--------------------------------------------------------------------------------
                          (Address of principal office)


                                 (704) 225-8444
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

As of September 30, 2000, 1,492,062 shares of the issuer's common stock, no par value, were outstanding.

This report contains 12 pages.

                                                                                                         Page No.
                                                                                                         --------

Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 2000 and December 31, 1999.........................................          3

                  Consolidated Statements of Operations
                  Three Months and Nine Months Ended September 30, 2000 and 1999...................          4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999....................................          5

                  Notes to Financial Statements....................................................          6

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................          7

Part II.      Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders......................         10

                  Item 6. Exhibits and Reports on Form 8-K.........................................         10


Part I. Financial Information
Item 1 - Financial Statements
-----------------------------

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Sept. 30, 2000        December 31,
                                                                                        (Unaudited)             1999*
                                                                                     ----------------     ----------------
                                                                                                (In Thousands)
ASSETS

Cash and due from banks                                                              $         1,078      $          1,809
Interest-earning deposits with banks                                                          24,575                 8,468
Investment securities available for sale, at fair value                                          150                     -

Loans                                                                                         98,153                59,307
Allowance for loan losses                                                                     (1,297)                 (813)
                                                                                     ----------------     -----------------

                                                                       NET LOANS              96,856                58,494

Loans held for sale                                                                                -                 1,072
Accrued interest receivable                                                                      566                   299
Bank premises and equipment                                                                    3,440                 2,844
Federal Home Loan Bank stock, at cost                                                            250                   250
Other assets                                                                                     285                   358
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       127,200      $         73,594
                                                                                     ===============      ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                                            $        12,880      $          7,309
   Savings                                                                                     1,796                   889
   Money market and NOW                                                                       16,701                11,018
   Time                                                                                       77,035                35,771
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             108,412                54,987

Advances from the Federal Home Loan Bank                                                       5,000                 5,000
Capital lease obligation                                                                       1,701                 1,700
Accrued expenses and other liabilities                                                           811                   354
                                                                                     ---------------      ----------------

                                                               TOTAL LIABILITIES             115,924                62,041
                                                                                     ---------------      ----------------

Stockholders' Equity:
   Preferred stock, 2000, no par value, 1,000,000 shares
     authorized; none issued; 1999, none authorized                                                -                    -
   Common stock, 2000, $1 par value, 9,000,000 shares
     authorized, 1,492,062 shares issued and outstanding;
     1999, $5 par value, 10,000,000 shares authorized
     1,492,062 shares issued and outstanding                                                   1,492                7,460
    Additional paid-in capital                                                                11,090                5,122
    Accumulated deficit                                                                       (1,306)              (1,029)
                                                                                     ----------------     ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              11,276               11,553
                                                                                     ---------------      ----------------

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       127,200      $        73,594
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------      -------------------------------
                                                     2000             1999              2000              1999
                                                 ------------    -------------      -------------     -------------
                                                                (In Thousands, except per share data)

INTEREST INCOME
   Loans                                         $      2,278    $         960      $       5,701     $       1,994
   Investments                                              2                -                 14                 -
   Interest-earning deposits with banks                   289               76                559               319
                                                 ------------    -------------      -------------     -------------

                       TOTAL INTEREST INCOME            2,569            1,036              6,274             2,313
                                                 ------------    -------------      -------------     -------------

INTEREST EXPENSE
   Money market, NOW and
     savings deposits                                     153               71                427               138
   Time deposits                                        1,159              345              2,497               719
   Borrowings                                             128                -                357                 -
                                                 ------------    -------------      -------------     -------------

                      TOTAL INTEREST EXPENSE            1,440              416              3,281               857
                                                 ------------    -------------      -------------     -------------

                         NET INTEREST INCOME            1,129              620              2,993             1,456

PROVISION FOR LOAN LOSSES                                 115              117                516               566
                                                 ------------    -------------      -------------     -------------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES            1,014              503              2,477               890
                                                 ------------    -------------      -------------     -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                    145               47                360               287
   Mortgage operations                                     33               93                139                86
   Other                                                   58                -                101                 -
                                                 ------------    -------------      -------------     -------------

                   TOTAL NON-INTEREST INCOME              236              140                600               373
                                                 ------------    -------------      -------------     -------------

NON-INTEREST EXPENSE
Salaries and employee benefits                            588              408              1,609             1,051
Occupancy and equipment                                   224              131                542               321
Other                                                     382              194              1,203               633
                                                 ------------    -------------      -------------     -------------

                  TOTAL NON-INTEREST EXPENSE            1,194              733              3,354             2,005
                                                 ------------    -------------      -------------     -------------

                              INCOME (LOSS)
                         BEFORE INCOME TAXES               56              (90)              (277)             (742)

INCOME TAXES                                                -                -                  -                 -
                                                 ------------    -------------      -------------     -------------

                           NET INCOME (LOSS)     $         56    $         (90)     $        (277)    $        (742)
                                                 ============    =============      =============     =============

                BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE                         $        .04    $        (.06)     $        (.19)    $       (.50)
                                                 ============    =============      =============     ============

                    WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING        1,492,062        1,492,062          1,492,062         1,492,062
                                                 ============    =============      =============     =============


See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------    -------------
                                                                                             (In Thousands)

FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $        (277)   $        (742)
Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation and amortization, premises and equipment                                      211               95
    Provision for loan losses                                                                  516              566
    Loss on sale of equipment                                                                    5                -
Changes in assets and liabilities:
      Increase in accrued interest receivable                                                 (267)            (163)
      Decrease in loans held for sale                                                        1,072                -
      (Increase) decrease in other assets                                                       73           (2,304)
      Increase (decrease) in accrued expenses and other liabilities                            457              (49)
                                                                                     -------------    -------------

                                                        NET CASH PROVIDED (USED)
                                                         BY OPERATING ACTIVITIES             1,790           (2,597)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Federal Home Loan Bank Stock                                                         -              (24)
Purchase of investment securities available for sale                                          (150)               -
Net increase in loans from originations and repayments                                     (38,878)         (41,197)
Purchases of bank premises and equipment                                                      (812)            (408)
                                                                                     -------------    -------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES           (39,840)         (41,629)
                                                                                     --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in capital lease obligation                                                         1                -
Net increase in demand deposits                                                             12,161            3,980
Net increase in time deposits                                                               41,264           30,227
                                                                                     -------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES            53,426           34,207
                                                                                     -------------    -------------

                                                 NET INCREASE (DECREASE) IN CASH
                                                              AND DUE FROM BANKS            15,376          (10,019)

CASH AND DUE FROM BANKS, BEGINNING                                                          10,277           14,987
                                                                                     -------------    -------------

                                                               CASH AND DUE FROM
                                                                   BANKS, ENDING     $      25,653    $       4,968
                                                                                     =============    =============


See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                          Notes to Financial Statements
--------------------------------------------------------------------------------


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


NOTE B - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2000, and 1999 in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, American Community Bank (the "Bank"). Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of American Community Bank's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE C - COMMITMENTS

At September 30, 2000, loan commitments are as follows:

         Undisbursed lines of credit                                                 $     17,255,000
         Stand-by letters of credit                                                         1,370,000

In addition at September 30, 2000, the Company had entered into contracts for the construction of a branch office and an option to purchase land for a proposed branch totaling approximately $1.1 million.


NOTE D - SECONDARY STOCK OFFERING

American Community Bancshares, Inc. began a secondary offering of its common stock on October 2, 2000. The offering is for a minimum of 500,000 shares and a maximum of 1,000,000 shares at a price of $9.50 per share. The offering will continue through December 31, 2000 unless extended to February 28, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        ---------------

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

The Bank has experienced significant growth during the first nine months of 2000. At September 30, total assets have increased by $53.6 million or 72.8% to $127.2 million. Net loans have grown by $38.4 million or 65.6% to $96.9 million while total customer deposits have increased by $43.4 million or 97.2% to $108.4 million. While asset quality continues to be high the Bank did incur net loan charge-offs of $32,000 during the nine months. There were $67,000 of non-accrual loans at the end of the period.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Net Income. The Bank generated a net profit of $56,000 or $.04 per share for the three months ended September 30, 2000, representing an improvement over the net loss of $90,000 or $.06 per share generated during the three months ending September 30,1999. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the three months ended September 30, 2000 was $1.1 million as compared with $620,000 for the three months ended September 30, 1999, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $110.4 million during the three months ended September 30, 2000 as compared with $52.0 million during the three months ended September 30, 1999. Substantially all of this increase resulted from growth in loans, which have higher yields than other types of interest-earning assets.

Provision for Loan Losses. The provision for loan losses was $115,000 and $117,000, respectively, for the three months ended September 30, 2000 and 1999. The allowance for loan losses at September 30, 2000 represented 1.32% of loans outstanding with $67,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $140,000 for the three months ended September 30, 1999 to $236,000 for the three months ended September 30, 2000, an increase of $96,000. Income from mortgage operations totaled $93,000 for the three months ended 1999, declining to $33,000 for the same period of the current year principally as a result of higher interest rates and a reduced demand for mortgage loans. However, this decrease was more than offset by increased service charges on deposit accounts, which grew from $47,000 to $145,000, and by other non-interest income of $58,000 earned during the current period.

Non-Interest Expense. Total non-interest expense was $1.2 million and $733,000, respectively, for the three months ended September 30, 2000 and 1999. This increase of $461,000 is attributable to the Bank's rapid growth, to the larger numbers of personnel and branches in operation during the current period, and to increased occupancy costs associated with the Bank's permanent headquarters facility that was occupied during December of 1999.

Provision for Income Taxes. The Bank made no provision for income taxes during the three months ended September 30, 2000 and 1999, as potential future tax benefits arising from operating losses incurred have been offset by increases to the valuation allowance associated with deferred tax assets. It is expected that as the Bank becomes profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.


Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Loss. The Bank generated a net loss of $277,000 or $.19 per share for the nine months ended September 30, 2000, representing a significant improvement over the net loss of $742,000 or $.50 per share generated during the first nine months of 1999. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the first nine months of 2000 was $3.0 million as compared with $1.5 million during the first nine months of 1999, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $91.4 million during the nine months ended September 30, 2000 as compared with $37.1 million during the first nine months of 1999.

Provision for Loan Losses. The provision for loan losses was $516,000 and $566,000, respectively, for the nine months ended September 30, 2000 and 1999. The allowance for loan losses at September 30, 2000 represented 1.32% of loans outstanding with $67,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $373,000 for the nine months ended September 30, 1999 to $600,000 for the nine months ended September 30, 2000, an increase of $227,000. Income from mortgage operations totaled $86,000 for the nine months ended 1999, increasing to $139,000 for the same period of the current year. Service charges on deposit accounts also grew from $287,000 to $360,000, and other non-interest income of $101,000 was earned during the current period.

Non-Interest Expense. Total non-interest expense was $3.4 million and $2.0 million, respectively, for the nine months ended September 30, 2000 and 1999. This increase of $1.54 million is attributable to the Bank's rapid growth, to the larger numbers of personnel and branches in operation during the current period, and to increased occupancy costs associated with the Bank's permanent headquarters facility that was occupied during December of 1999.

Provision for Income Taxes. The Bank made no provision for income taxes during the nine months ended September 30, 2000 and 1999, as potential future tax benefits arising from operating losses incurred have been offset by increases to the valuation allowance associated with deferred tax assets. It is expected that as the Bank becomes profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

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

At September 30, 2000, liquid assets comprised 20% of total assets. Management believes that it will have sufficient funds available to meet its anticipated future loan commitments as well as other liquidity needs.

Item 4.     Submission of Matters to a Vote of Security Holders
                  None


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 Financial Data Schedule

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 2000.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     AMERICAN COMMUNITY BANCSHARES, INC.


Date:   November 6, 2000                             By:    /s/ Randy P. Helton
                                                           ----------------------------------------------------------------
                                                           Randy P. Helton
                                                           President and Chief Executive Officer



Date:   November 6, 2000                             By:    /s/ Dan R. Ellis, Jr.
                                                           ----------------------------------------------------------------
                                                           Dan R. Ellis, Jr.
                                                           Senior Vice President and Chief Financial Officer