Form 10KSB
period 2000-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-03-20
CIK 1106980

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


                       ANNUAL REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                       Commission File Number: 000-30517


                      AMERICAN COMMUNITY BANCSHARES, INC.
            (Exact Name of Registrant as specified in its charter)

                                NORTH CAROLINA
                           (State of Incorporation)

                                  56-2179531

                     (I.R.S. Employer Identification No.)

                         2593 West Roosevelt Boulevard
                         Monroe, North Carolina 28110

                         (Address of Principal Office)

                                (704) 225-8444
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Registrant's revenues for the year ended December 31, 2000 were $10,160,517.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2000 was approximately $11,936,496.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2000 was 1,492,062.

                     Documents Incorporated by Reference:

     1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 (Part II).

     2.   Proxy Statement for the 2001 Annual Meeting of Shareholders (Part
          III).

Transitional Small Business Disclosure Format     Yes ____  No  X
                                                               ---

                       FORM 10-KSB CROSS REFERENCE INDEX
                       ---------------------------------

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001, filed with the Securities and Exchange Commission via EDGAR are incorporated by reference into Parts II and III of this Report.

Key
---

AR Annual Report to Shareholders for the fiscal year ended December 31, 2000.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001.

10-KSB    10-KSB for the year ended December 31, 2000.


Part I                                                           Page   Document
                                                                 ----   --------

Item 1.   Business                                                  3   10-KSB
Item 2.   Properties                                               10   10-KSB
Item 3.   Legal Proceedings                                        11   10-KSB
Item 4.   Submission of Matters to a Vote of Security Holders      11   10-KSB

Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                      12   AR
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12   AR
Item 7.   Financial Statements and Supplementary Data              12   AR
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                   12   10-KSB

Part III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of Exchange Act   12   Proxy
Item 10.  Executive Compensation                                   12   Proxy
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                               12   Proxy
Item 12.  Certain Relationships and Related Transactions           12   Proxy

Part IV

Item 13.  Exhibits and Reports on Form 8-K
          (a) Index to Exhibits                                    12   10-KSB
          (b) Reports on Form 8-K filed during the
              three months ended December 31, 2000                 14   10-KSB

                                    PART I

Item 1.  Description of Business

American Community Bancshares, Inc. (the "Registrant") was incorporated under the laws of the State of North Carolina on February 16, 2000, at the direction of the Board of Directors of American Community Bank (the "Bank"), for the purpose of serving as the bank holding company of the Bank and became the holding company for the Bank on April 28, 2000. To become the Bank's holding company, Registrant received approval of the Federal Reserve Board as well as the Bank's shareholders. Upon receiving such approvals, each share of the common stock of the Bank was exchanged on a one-for-one basis for shares of the common stock of the Registrant.

The Bank is a North Carolina chartered commercial bank which was chartered on November 13, 1998 and opened for business on November 16, 1998. The Bank has its main banking offices at 2593 West Roosevelt Boulevard, Monroe, North Carolina. In addition to the main office, the Bank has six full service branch offices including: the Indian Trail Office, Indian Trail, North Carolina; the Wal-Mart Superstore Office, Monroe, North Carolina; the Marshville Office, Marshville, North Carolina; the Mountain Island Office, Charlotte, North Carolina; the Sunset Office, Monroe, North Carolina; and the Matthews-Mint Hill Office, Mint Hill, North Carolina.

At December 31, 2000, the Registrant and its only subsidiary, the Bank, had 65 full-time employees.

Business of the Registrant and the Bank

The Registrant's only function is the ownership of all of the issued and outstanding stock of the Bank. The Registrant does not engage in any separate lines of business. The Bank engages in a general banking business in Monroe, North Carolina, Western Union County and portions of Mecklenburg County. The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage and factoring services and other associated financial services. The Bank has also targeted the growing Hispanic market as a marketing niche we intend to pursue.

Competition

The Registrant's market area consists of Monroe, North Carolina, Western Union County, which is part of the Charlotte Standard Metropolitan area and portions of Mecklenburg County. Union County has a population of over 100,000, with an average household income of over $50,000. Monroe is the largest city in Union County and serves as the county seat. The area is served by national and regional airlines through facilities at Douglas International Airport, Charlotte, North Carolina.

Union County's unemployment rate is below the state and national averages. Union County has a labor force of over 56,000. Approximately 29% of the work force is employed in manufacturing, 15% in services and 14% in retail. The major private employers in Union County include Tyson Foods (poultry processing); Wampler Foods (turkey processing); Teledyne-Allvac/Vasco (nickel-base alloys); and Union Regional Medical Center (health services).


Supervision and Regulation

Regulation of Registrant

Federal Regulation. Registrant is subject to examination, regulation and
------------------
periodic reporting under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

Registrant is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Registrant to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of Registrant with another bank holding company, or the acquisition by Registrant of the stock or assets of another bank, or the assumption of liability by Registrant to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the BHC Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHC Act and/or the North Carolina Banking Commission may be required.

Registrant is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Registrant' consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

The status of Registrant as a registered bank holding company under the BHC Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:


         - making or servicing loans;
         - performing certain data processing services;
         - providing discount brokerage services;
         - acting as fiduciary, investment or financial advisor;
         - leasing personal or real property;
         - making investments in corporations or projects designed primarily to promote community welfare; and
         - acquiring a savings and loan association.


In evaluating a written notice of such an acquisition, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the notifying bank holding company and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of such company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. The required notice period may be extended by the Federal Reserve Board under certain circumstances, including a notice for acquisition of a company engaged in activities not previously approved by regulation of the Federal Reserve Board. If such a proposed acquisition is not disapproved or subjected to conditions by the Federal Reserve Board within the applicable notice period, it is deemed approved by the Federal Reserve Board.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines
--------------------
in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

         - a leverage capital requirement expressed as a percentage of total assets;

         - a risk-based requirement expressed as a percentage of total risk-weighted assets; and

         - a Tier 1 leverage requirement expressed as a percentage of total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 6%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders' equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act"), to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution's capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and
(c) the application of revised conversion factors and netting rules on the institution's potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies' standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law is applicable to the extent that Registrant maintains as a separate subsidiary a depository institution in addition to the Bank.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, Registrant, any subsidiary of Registrant and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under FDICIA.

Branching

Under the Riegle Act, the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina "opted-in" to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Registrant and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the
---------
North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of the Bank. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are
-----------------
insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain
--------------------
risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2000, the Bank was classified as "well-capitalized" with Tier 1 and Total Risk - Based Capital of 9.66% and 10.83% respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under FDICIA described below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised
------
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

          * publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

          * the establishment of uniform accounting standards by federal banking agencies,

          * the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

          * additional grounds for the appointment of a conservator or receiver, and

          * restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal
-------------
limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital.

The earnings of the Bank will be affected significantly by the policies of the Federal Reserve Board, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

The Bank cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank's operations.

Community Reinvestment Act. The Bank is subject to the provisions of the
--------------------------
Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

Under CRA regulations, banks with assets of less than $250,000,000 that are independent or affiliated with a holding company with total banking assets of less than $1 billion, are subject to streamlined small bank performance standards and much less stringent data collection and reporting requirements than larger banks. The agencies emphasize that small banks are not exempt from CRA requirements. The streamlined performance method for small banks focuses on the bank's loan-to-deposit ratio, adjusted for seasonal variations and as appropriate, other lending-related activities, such as loan originations for sale to secondary markets or community development lending or qualified investments; the percentage of loans and, as appropriate, other lending-related activities located in the Bank's assessment areas; the Bank's record of lending to and, as appropriate, other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; the geographic distribution of the Bank's loans given its assessment areas, capacity to lend, local economic conditions, and lending opportunities; and the Bank's record of taking action, if warranted, in response to written complaints about its performance in meeting the credit needs of its assessment areas.

Regulatory agencies will assign a composite rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" to the institution using the foregoing ground rules. A bank's performance need not fit each aspect of a particular rating profile in order for the bank to receive that rating; exceptionally strong performance with respect to some aspects may compensate for weak performance in others, and the bank's overall performance must be consistent with safe and sound banking practices and generally with the appropriate rating profile. To earn an outstanding rating, the bank first must exceed some or all of the standards mentioned above. The agencies may assign a "needs to improve" or "substantial noncompliance" rating depending on the degree to which the bank has failed to meet the standards mentioned above.

The regulation further states that the agencies will take into consideration these CRA ratings when considering any application and that a bank's record of performance may be the basis for denying or conditioning the approval of an application.

Change of Control

State and federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company or bank by tender offer or similar means than it might be to acquire control of another type of corporation.

Pursuant to North Carolina law, no person may, directly or indirectly, purchase or acquire voting stock of any bank holding company or bank which would result in the change of control of that entity unless the Commissioner first shall have approved such proposed acquisition. A person will be deemed to have acquired "control" of the bank holding company or the bank if he, she or it, directly or indirectly, (i) owns, controls or has the power to vote 10% or more of the voting stock of the bank holding company or bank, or (ii) possesses the power to direct or cause the direction of its management and policy.

Federal law imposes additional restrictions on acquisitions of stock in bank holding companies and FDIC-insured banks. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group acting in concert must give advance notice to the Federal Reserve or the FDIC before directly or indirectly acquiring the power to direct the management or policies of, or to vote 25% or more of any class of voting securities of, any bank holding company or federally-insured bank. Upon receipt of such notice, the federal regulator either may approve or disapprove the acquisition. The Change in Bank Control Act generally creates a rebuttable presumption of a change in control if a person or group acquires ownership or control of or the power to vote 10% or more of any class of a bank holding company or bank's voting securities; the bank holding company has a class of securities that are subject to registration under the Securities Exchange Act of 1934; and, following such transaction, no other person owns a greater percentage of that class of securities.

Government Monetary Policy and Economic Controls

As a bank holding company whose primary asset is the ownership of the capital stock of a commercial bank, the Registrant is directly affected by the government monetary policy and the economy in general. The actions and policies of the Federal Reserve which acts as the nation's central bank can directly affect money supply and, in general, affect bank's lending activities by increasing or decreasing their costs and availability of funds. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflation pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate and surcharge, if any, on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits, and interest rates charged on loans or paid for deposits. The Bank is not a member of the Federal Reserve System but is subject to reserve requirements imposed by the Federal Reserve on non-member banks. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Recent Legislative Developments

Effective March 11, 2000, the Gramm-Leach-Bliley Act of 1999, which was signed into law on November 12, 1999, will allow a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the

BHC Act to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve Board is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Growth Act"), was enacted which contained a comprehensive approach to recapitalize the FDIC's Savings Association Insurance Fund (the "SAIF") and to assure payment of the Financing Corporation (the "FICO") obligations. All of the Bank's deposits are insured by the FDIC's BIF. Under the Growth Act, banks with deposits that are insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The Growth Act stipulates that the BIF assessment rate to contribute toward the FICO obligations must be equal to one-fifth the SAIF assessment rate through year-end 2000, or until the insurance funds are merged, whichever occurs first. The amount of FICO debt service to be paid by all BIF-insured institutions is approximately $0.0126 per $100 of BIF-insured deposits for each year from 1997 through 2000 when the obligation of BIF-insured institutions increases to approximately $0.0240 per $100 of BIF-insured deposits per year through the year 2019, subject in all cases to adjustments by the FDIC on a quarterly basis. The Growth Act also contained provisions protecting banks from liability for environmental clean-up costs; prohibiting credit unions sponsored by Farm Credit System banks; easing application requirements for most bank holding companies when they acquire a thrift or a permissible non-bank operation; easing Fair Credit Reporting Act restrictions between bank holding company affiliates; and reducing the regulatory burden under the Real Estate Settlement Procedures Act, the Truth-in-Savings Act, the Truth-in-Lending Act and the Home Savings Mortgage Disclosure Act.

Registrant cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on Registrant's operations.

Item 2.  Properties

The following table sets forth the location of the Registrant's and Bank's main office and branch offices as well as certain information relating to these offices to date.


                                                  Year        Approximate      Owned
          Office Location                        Opened     Square Footage   or Leased
          ---------------                        ------     --------------   ---------
          Main Office                             1999          11,250         Leased
          2593 West Roosevelt Boulevard
          Monroe, NC 2810

          Indian Trail Branch                     1999           3,850         Leased
          13860 East Independence Boulevard
          Indian Trail, NC 28079

          Sunset Branch                           1999             450         Leased
          120 East Sunset Drive
          Monroe, NC 28110

          Wal-Mart Superstore Branch              2000             600         Leased
          2406 West Roosevelt Boulevard
          Monroe, NC 28110

          Marshville Branch                       2000           3,000         Leased
          7001 East Marshville Boulevard
          Marshville, NC 28103

          Matthews-Mint Hill Branch               2000           1,300         Leased

          7200 Matthews-Mint Hill Road
          Mint Hill, NC  28227

          Mountain Island Branch                  2000           1,400         Leased
          Mount Holly-Huntersville Road
          Charlotte, NC

Item 3. Legal Proceedings

Neither the Registrant nor the Bank, nor any of their properties, are subject to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Incorporated by reference to Page 33 of the Registrant's Annual Report to Shareholders attached hereto as Exhibit 13.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Incorporated by reference to pages 4 to 10 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

Item 7. Financial Statements.

Incorporated by reference to pages 12 to 31 of the Registrant's Annual Report to Shareholders, attached hereto as Exhibit 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to pages 4 and 5 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 10. Executive Compensation.

Incorporated by reference to pages 7 to 10 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to page 3 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.

Item 12. Certain Relationships and Related Investors.

Incorporated by reference to page 10 of the Registrant's Definitive Proxy Statement filed as Exhibit 99.


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   (1)   Financial Statements.

                 The following financial statements of the Registrant are incorporated herein by reference to the Registrant's 2000 Annual Report to Shareholders:

                 (a)   Independent Auditor's Report dated February 9,
                       2001.

                 (b) Consolidated Statements of Financial Condition for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998.

                 (c) Consolidated Statements of Operations for the years ended

                       December 31, 2000 and 1999 and for the period ended December 31, 1998.

                 (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998.

                 (e) Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998.

                 (f)   Notes to Consolidated Financial Statements.


           (2)   Financial Statement Schedules.

                 All financial statement schedules are omitted as substantially all the required information is contained in the Registrant's financial statements listed above which are incorporated herein by reference or is not applicable.

           (3)   Exhibits.

                 The following exhibits are filed herewith or incorporated herein by reference.


                   EXHIBIT
                   NUMBER           DESCRIPTION OF EXHIBIT
                   ------           ----------------------

                    3 (a)           Registrant's Articles of Incorporation *

                    3 (b)           Registrant's Bylaws *

                      4             Specimen Stock Certificate*

                   10(a)            Employment Agreement of Randy P. Helton*

                   10(b)            1999 Incentive Stock Option Plan*

                   10(c)            1999 Nonstatutory Stock Option Plan*

                   10(d)            401(k) Plan*

                   10(e)            2001 Incentive Stock Option Plan (filed
                                    herewith)

                     13             2000 Annual Report to Shareholders **

                     99             Registrant's Definitive Proxy Statement **


           * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (File No. 333-31148)

           **    Filed with the Commission pursuant to Rule 14a-6.

           (b)   Reports on Form 8-K.

                 During the third quarter of fiscal year 2000, the Registrant filed a report on Form 8-K regarding the Registrant's offering of between 500,000 and 1,000,000 shares of its common stock to the public for a price of $9.50 per share.

                 During the fourth quarter of fiscal year 2000, the Registrant filed a report on Form 8-K regarding the extension of Registrant's offering of between 500,000 and 1,000,000 shares of its common stock until February 28, 2001.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 20, 2001                            /s/ Randy P. Helton
                                          -------------------
                                          Randy P. Helton
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Randy P. Helton                                March 20, 2001
-------------------
Randy P. Helton, President,
Chief Executive Officer and Director


/s/ Dan R. Ellis, Jr.                              March 20, 2001
---------------------
Dan R. Ellis, Jr., Chief Financial Officer


/s/ Thomas J. Hall                                 March 20, 2001
------------------
Thomas J. Hall, Director


/s/ Larry S. Helms                                 March 20, 2001
------------------
Larry S. Helms, Director


/s/ Kenneth W. Long                                March 20, 2001
-------------------
Kenneth W. Long, Director


/s/ L. Steven Philips                              March 20, 2001
---------------------
L. Steven Phillips, Director


/s/ Alison J. Smith                                March 20, 2001
-------------------
Alison J. Smith, Director


/s/ David D. Whitley                               March 20, 2001
--------------------
David D. Whitley, Director


/s/ Gregory N. Wylie                               March 20, 2001
--------------------
Gregory N. Wylie, Director

                                  EXHIBIT INDEX
                                  -------------



                   EXHIBIT
                   NUMBER            DESCRIPTION
                   ------            -----------

                   10(e)             2001 Incentive Stock Option Plan