Form 10QSB
period 2001-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-05-14
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________


                        Commission File Number 000-30517


                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NORTH CAROLINA                               56-2179531
-----------------------------------------       --------------------------------
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
Yes X       No
   ---        ---

As of March 31, 2001, 1,642,241 shares of the issuer's common stock, no par value, were outstanding.

This report contains 9 pages.


                                                                                                           Page No.

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

             Consolidated Balance Sheets
             March 31, 2001 and December 31, 2000.............................................               3

             Consolidated Statements of Operations
             Three Months Ended March 31, 2001 and 2000.......................................               4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2001 and 2000.......................................               5

             Notes to Consolidated Financial Statements.......................................               6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....          7

Part II. Other Information

                  Item 6. Exhibits and Reports on Form 8-K.........................................          8

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  March 31, 2001        December 31,
                                                                                   (Unaudited)             2000*
                                                                                 ----------------     ----------------
                                                                                             (In Thousands)

ASSETS

Cash and due from banks                                                          $         6,212      $          3,769
Interest-earning deposits with banks                                                      10,220                24,099
Investment securities available for sale at fair value                                    15,087                   152
Loans                                                                                    117,875               109,444
Allowance for loan losses                                                                 (1,490)               (1,385)
                                                                                 ----------------     -----------------

                                                                   NET LOANS             116,385               108,059

Accrued interest receivable                                                                  795                   663
Bank premises and equipment                                                                4,794                 4,585
Federal Home Loan Bank stock, at cost                                                        250                   250
Other real estate owned                                                                      483                     -
Other assets                                                                                  64                   259
                                                                                 ---------------      ----------------

                                                                TOTAL ASSETS     $       154,290      $        141,836
                                                                                 ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                        $        14,765      $         12,172
   Savings                                                                                 2,155                 1,765
   Money market and NOW                                                                   22,386                19,331
   Time                                                                                   99,573                88,780
                                                                                 ---------------      ----------------

                                                              TOTAL DEPOSITS             138,879               122,048

Advances from Federal Home Loan Bank                                                           -                 5,000
Capital lease obligation                                                                   1,702                 1,702
Accrued expenses and other liabilities                                                       870                   596
                                                                                 ---------------      ----------------

                                                           TOTAL LIABILITIES             141,451               129,346
                                                                                 ---------------      ----------------

Stockholders' Equity
    Common stock, 2001,$1 par value, 10,000,000 shares authorized; 1,642,241 issued and outstanding; 2000, $1 par value, 10,000,000 shares authorized,
    1,613,133 issued and in the process of issuance                                        1,642                 1,613
   Additional paid-in capital                                                             12,241                12,012
   Accumulated deficit                                                                    (1,081)               (1,137)
   Accumulated other comprehensive income                                                     37                     2
                                                                                 ---------------      ----------------

                                                  TOTAL STOCKHOLDERS' EQUITY              12,839                12,490
                                                                                 ---------------      ----------------

Commitments

                                                       TOTAL LIABILITIES AND
                                                        STOCKHOLDERS' EQUITY     $       154,290      $        141,836
                                                                                 ===============      ================


*Derived from audited financial statements.

See accompanying notes

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    Three months        Three months
                                                                                       ended               ended
                                                                                   March 31, 2001       March 31, 2000
                                                                                   --------------  ----------------------
                                                                                   (In Thousands, except per share data)

INTEREST INCOME
   Loans                                                                            $         2,648    $         1,494
   Investments                                                                                  139                  -
   Interest-earning deposits with banks                                                         244                154
                                                                                    ---------------    ---------------

                                                     TOTAL INTEREST INCOME                    3,031              1,648
                                                                                    ---------------    ---------------

INTEREST EXPENSE
   Money market, NOW and savings deposits                                                       189                130
   Time deposits                                                                              1,592                576
   Borrowings                                                                                   119                 76
                                                                                    ---------------    ---------------

                                                    TOTAL INTEREST EXPENSE                    1,900                782
                                                                                    ---------------    ---------------

                                                       NET INTEREST INCOME                    1,131                866

PROVISION FOR LOAN LOSSES                                                                       113                189
                                                                                    ---------------    ---------------

                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES                    1,018                677
                                                                                    ---------------    ---------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                                          202                 88
   Mortgage operations                                                                           86                 37
   Factoring operations                                                                          49                  7
   Other                                                                                         47                  7
                                                                                    ---------------    ---------------

                                                 TOTAL NON-INTEREST INCOME                      384                139
                                                                                    ---------------    ---------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                               724                488
   Occupancy and equipment                                                                      248                174
   Other                                                                                        374                372
                                                                                    ---------------    ---------------

                                                TOTAL NON-INTEREST EXPENSE                    1,346              1,034
                                                                                    ---------------    ---------------

                                         INCOME (LOSS) BEFORE INCOME TAXES                       56               (218)

INCOME TAXES                                                                                      -                  -
                                                                                    ---------------    ---------------

                                                         NET INCOME (LOSS)          $            56    $          (218)
                                                                                    ===============    ===============

                                              BASIC AND DILUTED NET INCOME
                                                   (LOSS) PER COMMON SHARE          $           .04    $          (.15)
                                                                                    ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                1,543,791          1,492,063
                                                                                    ===============    ===============

See accompanying notes

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONDOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    Three months        Three months
                                                                                        ended              ended
                                                                                   March 31, 2001      March 31, 2000
                                                                                   --------------     ----------------
                                                                                              (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $           56     $           (218)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                                                             40                   51
     Provision for loan losses                                                                113                  162
     Change in assets and liabilities
        Increase in accrued interest receivable                                              (132)                 (81)
        Decrease in other assets                                                              195                  100
        Increase (decrease) in accrued expenses and other liabilities                         274                 (101)
                                                                                   --------------     ----------------

                                                  NET CASH PROVIDED (USED)
                                                   BY OPERATING ACTIVITIES                    546                  (87)
                                                                                    -------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities                                                     (14,843)                   -
   Net increase in loans from originations and repayments                                  (8,922)             (11,601)
   Decrease in loans held for sale                                                              -                1,072
   Purchases of bank premises and equipment                                                  (306)                (475)
                                                                                   --------------     ----------------

                                                          NET CASH USED BY
                                                      INVESTING ACTIVITIES                (24,071)             (11,004)
                                                                                   --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits                                                          6,038                8,935
   Net increase in time deposits                                                           10,793                7,856
   Decrease in borrowed money                                                              (5,000)                   -
   Proceeds from common stock sold, net                                                       258                    -
                                                                                   --------------     ----------------

                                                      NET CASH PROVIDED BY
                                                      FINANCING ACTIVITIES                 12,089               16,791
                                                                                   --------------     ----------------

                                                NET INCREASE (DECREASE) IN
                                                 CASH AND CASH EQUIVALENTS                (11,436)               5,700
                                                                                   --------------     ----------------


CASH AND CASH EQUIVALENTS, BEGINNING                                                       27,868               10,277
                                                                                   ---------------    ----------------


CASH AND CASH EQUIVALENTS, ENDING                                                   $      16,432     $         15,977
                                                                                   ==============     ================

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, American Community Bank. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - COMMITMENTS

At March 31, 2001, loan commitments are as follows

         Undisbursed lines of credit                      $     22,388,000
         Stand-by letters of credit                              1,031,000


NOTE C - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares of common stock outstanding during such period. Outstanding stock options had no dilutive effect.



NOTE D - SECONDARY STOCK OFFERING

On February 28, 2001 American Community Bancshares Inc. completed a secondary offering of its common stock. The Company sold 150,178 shares of stock at $9.50 per share resulting in net proceeds of $1,301,608 after related costs of $125,083.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Total assets increased by $12.5 million during the three months ended March 31, 2001, from $141.8 million to $154.3 million, driven largely by an increase of $16.8 million in deposits net of the decrease in advances from the Federal Home Loan Bank of $5.0 million. These funds were deployed principally to fund the loan growth of $8.5 million from $109.4 million at December 31, 2000 to $117.9 million at March 31, 2001. In addition liquid assets increased to $31.5 million at March 31, 2001 from $28.0 million at December 31, 2000.

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Net Income. The Bank generated a net profit of $56,000 or $.04 per share for the three months ended March 31, 2000, representing an improvement over the net loss of $218,000 or $.15 per share generated during the three months ending March 31, 2000. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the three months ended March 31, 2001 was $1.1 million as compared with $866,000 for the three months ended March 31, 2000, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $138.8 million during the three months ended March 31, 2001 as compared with $75.2 million during the three months ended March 31, 2000. This increase resulted from growth in average loans of $48.4 million combined with growth in interest earning deposits and investments of $15.2 million.

Provision for Loan Losses. The provision for loan losses was $113,000 and $189,000, respectively, for the three months ended March 31, 2001 and 2000. The allowance for loan losses at March 31, 2001 represented 1.26% of loans outstanding with $15,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $139,000 for the three months ended March 31, 2000 to $384,000 for the three months ended March 31, 2001, an increase of $245,000. Income from mortgage operations totaled $37,000 for the three months ended 2000, increasing to $86,000 for the same period of the current year principally as a result of lower interest rates and higher demand for mortgage loans. In addition, service charges on deposit accounts grew from $88,000 to $202,000 and other non-interest income grew from $14,000 to $96,000 for the three months ended March 31, 2000 and 2001, respectively.

Non-Interest Expense. Total non-interest expense was $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2001 and 1999. This increase of $312,000 is primarily attributable to a $236,000 increase in compensation expense associated with the opening of two additional branches after March 31, 2000.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 Press release dated March 5, 2001

            (b)  Reports on Form 8-K.

                 The Company filed a current report on Form 8-K dated March 8, 2001 announcing the completion of it's secondary stock offering during which 150,178 shares of the Company's common stock were sold for $9.50 per share (See Note D). The Company also announced the formation of a new division, American Community Investment Services. The new division will offer advisory services to small businesses in need of valuations, mergers and acquisitions and capital formations. Additionally, the new division may act as a placement agent for equity or debt securities.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMERICAN COMMUNITY BANCSHARES, INC.


Date:    May 11, 2001        By:  /s/ Randy P. Helton
      --------------------     -------------------------------------------------
                               Randy P. Helton
                               President and Chief Executive Officer



Date:    May 11, 2001        By:  /s/ Dan R. Ellis, Jr.
      --------------------     -------------------------------------------------
                               Dan R. Ellis, Jr.
                               Senior Vice President and Chief Financial Officer