Form 10QSB
period 2001-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-08-13
CIK 1106980

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________


                        Commission File Number 000-30517


                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                     56-2179531
--------------------------------------------              ---------------------
     (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                      Identification Number)


           2593 WEST ROOSEVELT BOULEVARD, MONROE, NORTH CAROLINA 28111
-------------------------------------------------------------------------------
                          (Address of principal office)


                                 (704) 225-8444
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of June 30, 2001, 1,642,241 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

              Consolidated Balance Sheets
              June 30, 2001 and December 31, 2000.......................       3

              Consolidated Statements of Operations
              Three and Six Months Ended June 30, 2001 and 2000.........       4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2001 and 2000...................       5

              Notes to Consolidated Financial Statements................       6

Item 2 -      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................       7

Part II. Other Information

              Item 6. Exhibits and Reports on Form 8-K..................       9

Part I. Financial Information
Item 1 - Financial Statements
-----------------------------

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 June 30, 2001  December 31,
                                                                                  (Unaudited)      2000*
                                                                                 -------------  -----------
                                                                                       (In Thousands)
ASSETS
Cash and due from banks                                                            $   5,776    $   3,769
Interest-earning deposits with banks                                                  11,684       22,949
Investment securities available for sale at fair value                                15,132          152
Loans                                                                                127,572      109,444
Allowance for loan losses                                                             (1,591)      (1,385)
                                                                                   ---------    ---------

                                                                       NET LOANS     125,981      108,059

Accrued interest receivable                                                              949          663
Bank premises and equipment                                                            4,785        4,585
Federal Home Loan Bank stock, at cost                                                    250          250
Other assets                                                                             367          365
                                                                                   ---------    ---------

                                                                    TOTAL ASSETS   $ 164,924    $ 140,792
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                          $  14,968    $  12,172
   Savings                                                                             2,229        1,765
   Money market and NOW                                                               23,850       19,331
   Time                                                                              104,417       88,780
                                                                                   ---------    ---------

                                                                  TOTAL DEPOSITS     145,464      122,048

Advances from Federal Home Loan Bank                                                   4,000        5,000
Capital lease obligation                                                               1,702        1,702
Accrued expenses and other liabilities                                                   707          596
                                                                                   ---------    ---------

                                                               TOTAL LIABILITIES     151,873      129,346
                                                                                   ---------    ---------

Stockholders' Equity
    Common stock, 2001,$1 par value, 10,000,000 shares
    authorized; 1,642,241 issued and outstanding; 2000,
    $1 par value, 10,000,000 shares authorized, 1,492,063
    issued and outstanding                                                             1,642        1,492
   Additional paid-in capital                                                         12,241       11,089
   Accumulated deficit                                                                  (883)      (1,137)
   Accumulated other comprehensive income                                                 51            2
                                                                                   ---------    ---------

                                                      TOTAL STOCKHOLDERS' EQUITY      13,051       11,446
                                                                                   ---------    ---------

Commitments

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY   $ 164,924    $ 140,792
                                                                                   =========    =========


*Derived from audited financial statements.

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------


                                                          Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                      -------------------------   -------------------------
                                                          2001          2000          2001          2000
                                                      -----------   -----------   -----------   -----------
                                                               (In Thousands, except per share data)
INTEREST INCOME
   Loans                                              $     2,726   $     1,929   $     5,374   $     3,423
   Investments                                                193            12           332            12
   Interest-earning deposits with banks                        90           116           334           270
                                                      -----------   -----------   -----------   -----------

                       TOTAL INTEREST INCOME                3,009         2,057         6,040         3,705
                                                      -----------   -----------   -----------   -----------

INTEREST EXPENSE
   Money market, NOW and
     savings deposits                                         185           144           374           274
   Time deposits                                            1,605           762         3,197         1,338
   Borrowings                                                  39           153           158           229
                                                      -----------   -----------   -----------   -----------

                      TOTAL INTEREST EXPENSE                1,829         1,059         3,729         1,841
                                                      -----------   -----------   -----------   -----------

                         NET INTEREST INCOME                1,180           998         2,311         1,864

PROVISION FOR LOAN LOSSES                                     109           212           222           401
                                                      -----------   -----------   -----------   -----------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES                1,071           786         2,089         1,463
                                                      -----------   -----------   -----------   -----------

NON-INTEREST INCOME
   Service charges on deposit accounts                        249           123           451           215
   Mortgage operations                                        101            70           187           106
   Factoring operations                                        59             7           108             7
   Other                                                       70            25           117            36
                                                      -----------   -----------   -----------   -----------

                   TOTAL NON-INTEREST INCOME                  479           225           863           364
                                                      -----------   -----------   -----------   -----------

NON-INTEREST EXPENSE
Salaries and employee benefits                                693           532         1,417         1,021
Occupancy and equipment                                       234           144           482           318
Other                                                         425           450           799           821
                                                      -----------   -----------   -----------   -----------

                  TOTAL NON-INTEREST EXPENSE                1,352         1,126         2,698         2,160
                                                      -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                             198          (115)          254          (333)

INCOME TAXES                                                    -             -             -             -
                                                      -----------   -----------   -----------   -----------

                           NET INCOME (LOSS)          $       198   $      (115)  $       254   $      (333)
                                                      ===========   ===========   ===========   ===========

                BASIC AND DILUTED NET INCOME
                     (LOSS) PER COMMON SHARE          $       .12   $      (.08)  $       .16   $      (.22)
                                                      ===========   ===========   ===========   ===========

                    WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING            1,642,241     1,492,063     1,593,288     1,492,063
                                                      ===========   ===========   ===========   ===========

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   ---------------------
                                                                                     2001         2000
                                                                                   --------    ---------
                                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $    254    $   (333)
Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Depreciation and amortization                                                       (29)        135
    Provision for loan losses                                                           222         401
    Gain on sale of investment securities                                                (3)          -
    Changes in assets and liabilities:
      Increase in accrued interest receivable                                          (286)       (223)
      Decrease in loans held for sale                                                     -       1,072
      (Increase) decrease in other assets                                                (2)        208
      Increase in accrued expenses and other liabilities                                111          13
                                                                                   --------    --------
                                                        NET CASH PROVIDED (USED)
                                                         BY OPERATING ACTIVITIES        267       1,273
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale                                (22,276)       (150)
Collections and maturities of securities available for sale                           2,500           -
Proceeds from the sale of investment securities                                       4,982           -
Net increase in loans from originations and repayments                              (18,144)    (28,997)
Purchases of bank premises and equipment                                               (305)       (622)
                                                                                   --------    --------
                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES    (33,243)    (29,769)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in federal funds purchased                                                     -       3,500
Net increase in time deposits                                                        15,637      21,368
Net increase in demand deposits                                                       7,779       6,909
Net decrease in advances from Federal Home Loan Bank                                 (1,000)          -
Proceeds from common stock sold, net                                                  1,302           -
                                                                                   --------    --------
                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES     23,718      31,777
                                                                                   --------    --------
                                                      NET INCREASE (DECREASE) IN
                                                       CASH AND CASH EQUIVALENTS     (9,258)      3,281

CASH AND CASH EQUIVALENTS, BEGINNING                                                 26,718      10,277
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, ENDING                                                  $ 17,460    $ 13,558
                                                                                   ========    ========

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, American Community Bank (the "Bank"). Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


NOTE B - COMMITMENTS

At June 30, 2001, loan commitments are as follows

         Undisbursed lines of credit                        $ 24,058,312
         Stand-by letters of credit                            1,009,964


NOTE C - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares of common stock outstanding during such period. Outstanding stock options had no dilutive effect.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Total assets increased by $24.1 million during the six months ended June 30, 2001, from $140.8 million to $164.9 million, driven largely by an increase of $23.4 million in deposits. These funds were deployed principally to fund the loan growth of $18.2 million from $109.4 million at December 31, 2000 to $127.6 million at June 30, 2001. In addition liquid assets increased to $32.6 million at June 30, 2001 from $26.9 million at December 31, 2000.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Income. The Bank generated a net profit of $198,000 or $.12 per share for the three months ended June 30, 2001, representing an improvement over the net loss of $115,000 or $.08 per share generated during the three months ending June 30, 2000. The improvement has resulted principally from the Bank's growth, as net interest income increased $182,000 and non-interest income increased $254,000 during the current period.

Net Interest Income. Net interest income for the three months ended June 30, 2001 was $1.2 million as compared with $998,000 for the three months ended June 30, 2000, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $145.9 million during the three months ended June 30, 2001 as compared with $99.6 million during the three months ended June 30, 2000. This increase resulted from growth in average loans of $35.2 million combined with growth in interest earning deposits and investments of $11.1 million.

Provision for Loan Losses. The provision for loan losses was $109,000 and $212,000, respectively, for the three months ended June 30, 2001 and 2000. The allowance for loan losses at June 30, 2001 represented 1.25% of loans outstanding with $274,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $225,000 for the three months ended June 30, 2000 to $479,000 for the three months ended June 30, 2001, an increase of $254,000. Income from mortgage operations totaled $70,000 for the three months ended 2000, increasing to $101,000 for the same period of the current year principally as a result of lower interest rates and higher demand for mortgage loans. In addition, service charges on deposit accounts grew from $123,000 to $249,000 and other non-interest income grew from $32,000 to $129,000 for the three months ended June 30, 2000 and 2001, respectively.

Non-Interest Expense. Total non-interest expense was $1.4 million and $1.1 million, respectively, for the three months ended June 30, 2001 and 2000. This increase of $226,000 is primarily attributable to a $161,000 increase in compensation expense and an $90,000 increase in occupancy and equipment expenses associated with the opening of two additional branches after June 30, 2000.


Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Income. The Bank generated a net profit of $254,000 or $.16 per share for the six months ended June 30, 2001, representing an improvement over the net loss of $333,000 or $.22 per share generated during the six months ending June 30, 2000. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the six months ended June 30, 2001 was $2.3 million as compared with $1.9 million for the six months ended June 30, 2000, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $142.3 million during the six months ended June 30, 2001 as compared with $81.8 million during the six months ended June 30, 2000. This increase resulted from growth in average loans of $45.8 million combined with growth in interest earning deposits and investments of $14.7 million.

Provision for Loan Losses. The provision for loan losses was $222,000 and $401,000, respectively, for the six months ended June 30, 2001 and 2000. The allowance for loan losses at June 30, 2001 represented 1.25% of loans outstanding with $274,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $364,000 for the six months ended June 30, 2000 to $863,000 for the six months ended June 30, 2001, an increase of $499,000. Income from mortgage operations totaled $106,000 for the six months ended 2000, increasing to $187,000 for the same period of the current year principally as a result of lower interest rates and higher demand for mortgage loans. In addition, service charges on deposit accounts grew from $215,000 to $451,000 and other non-interest income grew from $43,000 to $225,000 for the six months ended June 30, 2000 and 2001, respectively.

Non-Interest Expense. Total non-interest expense was $2.7 million and $2.2 million, respectively, for the six months ended June 30, 2001 and 2000. This increase of $538,000 is primarily attributable to a $396,000 increase in compensation expense and a $164,000 increase in occupancy and equipment expenses associated with the opening of two additional branches after June 30, 2000.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2000

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 17, 2001. Of 1,492,063 shares entitled to vote at the meeting, 871,005 voted. The following matters were voted on at the meeting:

    1.   Election of Eight Directors

         Thomas J. Hall, Larry S. Helms, Randy P. Helton, Kenneth W. Long,
         L. Steven Phillips, Alison J. Smith, David D. Whitley, and Gregory
         N. Wylie to one-year terms. Each was elected as director with at least 863,025 votes or 99% of the shares voted.

    2.   Approval of the 2001 Incentive Stock Option Plan

         Approved with 545,095 votes or 63% of the shares voted.

    3. Ratification of Dixon Odom PLLC as independent auditors for the year 2001.

         Ratified with 867,783 votes or 99.6% of the shares voted.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed by the Bank during the quarter ended June 30, 2001.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN COMMUNITY BANCSHARES, INC.


Date: August 13, 2001                  By:  /s/ Randy P. Helton
      ---------------                     --------------------------------------
                                          Randy P. Helton
                                          President and Chief Executive Officer



Date: August 13, 2001                  By:  /s/ Dan R. Ellis
      ---------------                      -------------------------------------
                                           Dan R. Ellis, Jr.
                                           Senior Vice President and Chief
                                           Financial Officer