Form 10KSB/A
period 2000-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-08-28
CIK 1106980

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                 -------------

                       ANNUAL REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                       Commission File Number: 000-30517
                                               ---------


                      AMERICAN COMMUNITY BANCSHARES, INC.
            (Exact Name of Registrant as specified in its charter)

                                NORTH CAROLINA
                           (State of Incorporation)

                                  56-2179531
                                  ----------
                     (I.R.S. Employer Identification No.)

                         2593 West Roosevelt Boulevard
                         Monroe, North Carolina  28110
                         -----------------------------
                         (Address of Principal Office)

                                (704) 225-8444
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
     -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

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

                     Documents Incorporated by Reference:

     1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 (Part II).

     2.     Proxy Statement for the 2001 Annual Meeting of Shareholders (Part
            III).

Transitional Small Business Disclosure Format    Yes ____  No   X
                                                              -----

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

Key
---

AR Annual Report to Shareholders for the fiscal year ended December 31, 2000.

Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001.

10-KSB    10-KSB for the year ended December 31, 2000.

Part I                                                                 Page                 Document
                                                                       ----                 --------

Item 1.          Business                                                 3                 10-KSB
Item 2.          Properties                                              10                 10-KSB
Item 3.          Legal Proceedings                                       11                 10-KSB
Item 4.          Submission of Matters to a Vote of Security Holders     11                 10-KSB

Part II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters                                     11                 AR
Item 6.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11                 AR
Item 7.          Financial Statements and Supplementary Data             13                 AR
Item 8.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                  13                 10-KSB

Part III

Item 9.          Directors, Executive Officers, Promoters, and Control
                 Persons; Compliance with Section 16(a) of Exchange Act  14                 Proxy
Item 10.         Executive Compensation                                  14                 Proxy
Item 11.         Security Ownership of Certain Beneficial Owners and
                 Management                                              14                 Proxy
Item 12.         Certain Relationships and Related Transactions          14                 Proxy

Part IV

Item 13.         Exhibits and Reports on Form 8-K
                 (a)    Index to Exhibits                                14                 10-KSB
                 (b)    Reports on Form 8-K filed during the
                        three months ended December 31, 2000             15                 10-KSB

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

Business of the Registrant and the Bank

The Registrant's only function is the ownership of all of the issued and outstanding stock of the Bank. The Registrant does not engage in any separate lines of business. During 2000, the Registrant had no cash flow activity. The Bank engages in a general banking business in Monroe, North Carolina, Western Union County and portions of Mecklenburg County. The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in its market area. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. The Bank offers a range of banking services including checking and savings accounts, commercial, consumer and personal loans, mortgage and factoring services and other associated financial services. The Bank has also targeted the growing Hispanic market as a marketing niche we intend to pursue.

Management considers American Community Bancshares' asset quality to be of primary importance. The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. The allowance for loan losses is evaluated on a regular basis by management using a methodology that segments the loan portfolio by loan types. This methodology is based upon management's periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Because American Community Bank has been in existence for a relatively short time, and therefore has a limited history, management has also considered in applying its analytical methodology the loss experience and allowance levels of other peer community banks and the historical experiences encountered by American Community Bank's management and senior lending officers. In addition, regulatory examiners may require American Community Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination. The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. Further analysis of the allowance for loan losses is provided in Table Two of Item 6.

At December 31, 2000, non-accrual loans totaled $158,075. During 2000, interest income of $14,970 was recorded on these loans while additional interest income of $1,481 that would have been recorded was not, given that these loans stopped accruing interest.

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


Supervision and Regulation

Regulation of Registrant

Federal Regulation. Registrant is subject to examination, regulation and
-------------------
periodic reporting under the Bank Holding Company Act of 1956, as amended, (the "BHC Act"), as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

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

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines
---------------------
in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

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

State Law. The Bank is subject to extensive supervision and regulation by the
----------
North Carolina Commissioner of Banks (the "Commissioner"). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates.

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

Deposit Insurance. As a member institution of the FDIC, the Bank's deposits are
------------------
insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-
---------------------
based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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

FDICIA. In December 1991, Congress enacted FDICIA, which substantially revised
-------
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

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

Miscellaneous. The dividends that may be paid by the Bank are subject to legal
--------------
limitations. In accordance with North Carolina banking law, dividends may not be paid unless the Bank's capital surplus is at least 50% of its paid-in capital.

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

Community Reinvestment Act. The Bank is subject to the provisions of the
---------------------------
Community Reinvestment Act of 1977, as amended (CRA). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with the examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the Bank's record is made available to the public. Such an assessment is required of any bank which has applied for any application for a domestic deposit-taking branch, relocation of a main office, branch or ATM, merger or consolidation with or acquisition of assets or assumption of liabilities of a federally insured depository institution.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The information contained in the section captioned "Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Certain of the information required to be provided pursuant to the disclosure requirements under Guide 3 of the Guides for the preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is included in the Annual Report, which is incorporated herein by reference. The remainder of this information is provided in the following tables.

Table One
---------
                              NET INTEREST INCOME

Net interest income represents the difference between income derived from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities ("net interest-earning balance"). The following table sets forth information relating to average balances of the Bank's assets and liabilities for the years ended December 31, 2000 and 1999. The table reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (derived by dividing income or expense by the daily average balance of interest-earning assets or interest-bearing liabilities, respectively) as well as the net yield on interest-earning assets (which reflects the impact of the net interest-earning balance).

                                                 Year Ended December 31, 2000                  Year Ended December 31, 1999
                                             ---------------------------------------------------------------------------------------
                                             Average                         Average       Average                       Average
                                             Balance        Interest           Rate        Balance          Interest       Rate
                                             ---------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Interest-earning assets:
 Loans                                       $ 83,730         $8,314           9.93%       $33,396          $  3,062        9.17%
 Investments                                      360             22           6.11%           666                29        4.35%
 Interest-earning deposits                     15,311            911           5.95%         8,228               366        4.45%
                                             --------         ------           ----         ------          --------     -------

     Total interest-earning assets             99,401          9,247           9.30%        42,290             3,457        8.17%
                                                              ------           ----                         --------     -------

Other assets                                    7,154                                        2,908
                                             --------                                       ------

     Total assets                            $106,555                                      $45,198
                                             ========                                      =======

Interest-bearing liabilities:
 Deposits:
   Savings                                   $  1,593             35           2.20%       $   614                14        2.28%
   Money Market and NOW                        15,502            569           3.67%         6,518               224        3.44%
   Time                                        60,829          3,908           6.42%        21,281             1,160        5.45%
 Borrowings                                     6,730            482           7.16%           428                26        6.07%
                                             --------         ------           ----         ------          --------     -------

     Total interest-bearing liabilities        84,654          4,994           5.90%        28,841             1,424        4.94%
                                                              ------           ----                         --------     -------

Non-interest-bearing deposits                  10,104                                        4,156
Other liabilities                                 408                                          198
Stockholders' equity                           11,389                                       12,003
                                             --------                                       ------

     Total liabilities and stockholders'
       equity                                $106,555                                      $45,198
                                             ========                                      =======

Net interest income and interest rate
 spread                                                       $4,253           3.40%                        $  2,033        3.23%
                                                              ======           ====                         ========     =======

Net yield on average interest-earning
 assets                                                                        4.28%                                        4.81%
                                                                               ====                                      =======

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                   117.42%                                      146.63%
                                             ========                                       ======

Table Two
---------

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At December 31,
                                         --------------------------------------------------------------------------
                                                         2000                                   1999
                                         ------------------------------------     ---------------------------------

                                                      Percent of   Percent                    Percent of   Percent
                                                      allowance    of loans                   allowance    of loans
                                         Amount of     to total    to gross        Amount of   to total    to gross
                                         allowance    allowance     loans          allowance  allowance     loans
                                         ---------    ---------   ---------        ---------  ---------    --------
                                                                    (Dollars in thousands)
TYPE OF LOAN:
 Loans to individuals                     $  132        9.53%         7.63%          $122        15.00%      7.98%
 Home equity lines of credit                 104        7.51%         8.86%            41         5.00%      6.52%
 Commercial and industrial loans             574       41.44%        32.60%           406        50.00%     38.33%
 Real estate - mortgage loans                575       41.52%        50.91%           244        30.00%     47.17%
                                          ------      ------        ------           ----       ------     ------

 Total allowance for loan losses          $1,385      100.00%       100.00%          $813       100.00%    100.00%
                                          ======      ======        ======           ====       ======     ======



Table Three
-----------


At December 31, 2000, the scheduled maturities of time deposits in denominations of $100,000 or more were as follows:


               3 months or less                   $11,215,006
               Over 3 months through 6 months       7,671,277
               Over 6 months through 12 months     20,480,411
               Over 12 months                       2,625,380
                                                  -----------

               Total                              $41,992,074
                                                  ===========

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

          (3)  Exhibits.

               The following exhibits are filed herewith or incorporated herein by reference.


                 EXHIBIT
                  NUMBER       DESCRIPTION OF EXHIBIT
                 -------       ----------------------

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



August 27, 2001                     /s/ Randy P. Helton
                                    -------------------
                                    Randy P. Helton
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Randy P. Helton                                        August 27, 2001
-------------------
Randy P. Helton, President,
Chief Executive Officer and Director


/s/ Dan R. Ellis, Jr.                                      August 27, 2001
---------------------
Dan R. Ellis, Jr., Chief Financial Officer


/s/ Thomas J. Hall                                         August 27, 2001
------------------
Thomas J. Hall, Director


/s/ Larry S. Helms                                         August 27, 2001
------------------
Larry S. Helms, Director


/s/ Kenneth W. Long                                        August 27, 2001
-------------------
Kenneth W. Long, Director


/s/ L. Steven Philips                                      August 27, 2001
---------------------
L. Steven Phillips, Director


/s/ Alison J. Smith                                        August 27, 2001
-------------------
Alison J. Smith, Director


/s/ David D. Whitley                                       August 27, 2001
--------------------
David D. Whitley, Director


/s/ Gregory N. Wylie                                       August 27, 2001
--------------------
Gregory N. Wylie, Director

                                 EXHIBIT INDEX
                                 -------------


                  EXHIBIT
                  NUMBER             DESCRIPTION
                  ------             -----------

                   10(e)             2001 Incentive Stock Option Plan

                   13                2000 Annual Report to Shareholders