Form 10QSB/A
period 2001-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-08-28
CIK 1106980

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                 FORM 10-QSB/A


                [X] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001


                    [_] Transition Report Under Section 13
                         or 15(d) of the Exchange Act

        For the transition period ended _______________________________


                       Commission File Number 000-30517


                      AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            NORTH CAROLINA                                  56-2179531
-------------------------------------            -------------------------------
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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   ------

As of March 31, 2001, 1,642,241 shares of the issuer's common stock, no par value, were outstanding.

This report contains 9 pages.

                                                                                                  Page No.
                                                                                                  --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Balance Sheets
              March 31, 2001 and December 31, 2000.............................................          3

              Consolidated Statements of Operations
              Three Months Ended March 31, 2001 and 2000.......................................          4

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2001 and 2000.......................................          5

              Notes to Consolidated Financial Statements.......................................          6

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................          7

Part II.  Other Information

              Item 6. Exhibits and Reports on Form 8-K.........................................          8

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                      AMERICAN COMMUNITY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      March 31, 2001        December 31,
                                                                                        (Unaudited)             2000*
                                                                                     ----------------     ----------------
                                                                                                (In Thousands)
ASSETS

Cash and due from banks                                                              $         6,212      $          3,769
Interest-earning deposits with banks                                                          10,220                22,949
Investment securities available for sale at fair value                                        15,087                   152
Loans                                                                                        117,875               109,444
Allowance for loan losses                                                                     (1,490)               (1,385)
                                                                                     ---------------      ----------------

                                                                       NET LOANS             116,385               108,059

Accrued interest receivable                                                                      795                   663
Bank premises and equipment                                                                    4,794                 4,585
Federal Home Loan Bank stock, at cost                                                            250                   250
Other real estate owned                                                                          483                     -
Other assets                                                                                      64                   365
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       154,290      $        140,792
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                            $        14,765      $         12,172
   Savings                                                                                     2,155                 1,765
   Money market and NOW                                                                       22,386                19,331
   Time                                                                                       99,573                88,780
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             138,879               122,048

Advances from Federal Home Loan Bank                                                               -                 5,000
Capital lease obligation                                                                       1,702                 1,702
Accrued expenses and other liabilities                                                           870                   596
                                                                                     ---------------      ----------------

                                                               TOTAL LIABILITIES             141,451               129,346
                                                                                     ---------------      ----------------

Stockholders' Equity
    Common stock, $1 par value, 10,000,000
    shares authorized; 2001, 1,642,241 issued and
    outstanding; 2000, 1,492,063 issued and outstanding                                        1,642                 1,492
   Additional paid-in capital                                                                 12,241                11,089
   Accumulated deficit                                                                        (1,081)               (1,137)
   Accumulated other comprehensive income                                                         37                     2
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              12,839                11,446
                                                                                     ---------------      ----------------

Commitments (Note B)

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       154,290      $        140,792
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

                      AMERICAN COMMUNITY BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    Three months         Three months
                                                                                        ended               ended
                                                                                   March 31, 2001       March 31, 2000
                                                                                   --------------      -----------------
                                                                                   (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                                           $          2,648     $          1,494
   Investments                                                                                  139                    -
   Interest-earning deposits with banks                                                         244                  154
                                                                                   ----------------     ----------------

                                                     TOTAL INTEREST INCOME                    3,031                1,648
                                                                                   ----------------     ----------------

INTEREST EXPENSE
   Money market, NOW and savings deposits                                                       189                  130
   Time deposits                                                                              1,592                  576
   Borrowings                                                                                   119                   76
                                                                                   ----------------     ----------------

                                                    TOTAL INTEREST EXPENSE                    1,900                  782
                                                                                   ----------------     ----------------

                                                       NET INTEREST INCOME                    1,131                  866

PROVISION FOR LOAN LOSSES                                                                       113                  189
                                                                                   ----------------     ----------------

                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES                    1,018                  677
                                                                                   ----------------     ----------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                                          202                   88
   Mortgage operations                                                                           86                   37
   Factoring operations                                                                          49                    7
   Other                                                                                         47                    7
                                                                                   ----------------     ----------------

                                                 TOTAL NON-INTEREST INCOME                      384                  139
                                                                                   ----------------     ----------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                               724                  488
   Occupancy and equipment                                                                      248                  174
   Other                                                                                        374                  372
                                                                                   ----------------     ----------------

                                                TOTAL NON-INTEREST EXPENSE                    1,346                1,034
                                                                                   ----------------     ----------------

                                         INCOME (LOSS) BEFORE INCOME TAXES                       56                 (218)

INCOME TAXES                                                                                      -                    -
                                                                                   ----------------     ----------------

                                                         NET INCOME (LOSS)         $             56     $           (218)
                                                                                   ================     ================

                                              BASIC AND DILUTED NET INCOME
                                                   (LOSS) PER COMMON SHARE         $            .04     $           (.15)
                                                                                   ================     ================

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             1,543,791            1,492,063
                                                                                   ================     ================

See accompanying notes.

                      AMERICAN COMMUNITY BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    Three months        Three months
                                                                                       ended               ended
                                                                                   March 31, 2001       March 31, 2000
                                                                                   --------------      ---------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $           56      $          (218)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization                                                             40                   51
     Provision for loan losses                                                                113                  162
     Change in assets and liabilities
        Increase in accrued interest receivable                                              (132)                 (81)
        Decrease in other assets                                                              301                  100
        Increase (decrease) in accrued expenses and other liabilities                         274                 (101)
                                                                                   --------------      ---------------

                                                  NET CASH PROVIDED (USED)
                                                   BY OPERATING ACTIVITIES                    652                  (87)
                                                                                   --------------      ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities                                                     (14,843)                   -
   Net increase in loans from originations and repayments                                  (8,922)             (11,601)
   Decrease in loans held for sale                                                              -                1,072
   Purchases of bank premises and equipment                                                  (306)                (475)
                                                                                   --------------      ---------------

                                                          NET CASH USED BY
                                                      INVESTING ACTIVITIES                (24,071)             (11,004)
                                                                                   --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits                                                          6,038                8,935
   Net increase in time deposits                                                           10,793                7,856
   Decrease in borrowed money                                                              (5,000)                   -
   Proceeds from common stock sold, net                                                     1,302                    -
                                                                                   --------------      ---------------

                                                      NET CASH PROVIDED BY
                                                      FINANCING ACTIVITIES                 13,133               16,791
                                                                                   --------------      ---------------

                                                NET INCREASE (DECREASE) IN
                                                 CASH AND CASH EQUIVALENTS                (10,286)               5,700
                                                                                   --------------      ---------------

CASH AND CASH EQUIVALENTS, BEGINNING                                                       26,718               10,277
                                                                                   --------------      ---------------

CASH AND CASH EQUIVALENTS, ENDING                                                  $       16,432      $        15,977
                                                                                   ==============      ===============

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

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

Non-Interest Expense. Total non-interest expense was $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2001 and 2000. This increase of $312,000 is primarily attributable to a $236,000 increase in compensation expense associated with the opening of two additional branches after March 31, 2000.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2000.

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

                                      AMERICAN COMMUNITY BANCSHARES, INC.


Date:   August 27, 2001               By: /s/ Randy P. Helton
      ---------------------------         --------------------------------------
                                          Randy P. Helton
                                          President and Chief Executive Officer



Date:   August 27, 2001               By: /s/ Dan R. Ellis, Jr.
      ---------------------------         --------------------------------------
                                          Dan R. Ellis, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer