Form 10QSB
period 2001-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2001-11-09
CIK 1106980

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________

                        Commission File Number 000-30517

                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                             56-2179531
----------------------------------------      ----------------------------------
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes      X       No __________
      ----------

As of September 30, 2001, 1,642,241 shares of the issuer's common stock, no par value, were outstanding.

This report contains 10 pages.

                                                                                                           Page No.
                                                                                                           --------
Part I.    FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

              Consolidated Balance Sheets
              September 30, 2001 and December 31, 2000 ................................................       3

              Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 2001 and 2000 .................................       4

              Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2001 and 2000 ...........................................       5

              Notes to Consolidated Financial Statements ..............................................       6

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of Operations ......       7

Part II.   Other Information

              Item 6. Exhibits and Reports on Form 8-K ................................................       9

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements
-----------------------------

                                                AMERICAN COMMUNITY BANCSHARES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     September 30, 2001    December 31,
                                                                                        (Unaudited)             2000*
                                                                                     ----------------     ----------------
                                                                                                 (In Thousands)
ASSETS

Cash and due from banks                                                              $         5,922      $          3,769
Interest-earning deposits with banks                                                          13,511                22,949
Investment securities available for sale at fair value                                        12,747                   152
Loans                                                                                        137,680               109,444
Allowance for loan losses                                                                     (1,786)               (1,385)
                                                                                     ---------------     -----------------

                                                                       NET LOANS             135,894               108,059

Accrued interest receivable                                                                      890                   663
Bank premises and equipment                                                                    4,700                 4,585
Federal Home Loan Bank stock, at cost                                                            250                   250
Other real estate owned                                                                           94                     -
Other assets                                                                                     303                   365
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       174,311      $        140,792
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Demand                                                                             $        16,635      $         12,172
  Savings                                                                                      2,631                 1,765
  Money market and NOW                                                                        27,483                19,331
  Time                                                                                       107,869                88,780
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             154,618               122,048

Advances from Federal Home Loan Bank                                                           4,000                 5,000
Capital lease obligation                                                                       1,702                 1,702
Accrued expenses and other liabilities                                                           561                   596
                                                                                     ---------------      ----------------

                                                               TOTAL LIABILITIES             160,881               129,346
                                                                                     ---------------      ----------------

Stockholders' Equity
    Common stock, 2001, $1 par value, 10,000,000 shares authorized; 1,642,241 issued and outstanding; 2000, $1 par value, 10,000,000 shares authorized,
    1,492,063 issued and outstanding                                                           1,642                 1,492
   Additional paid-in capital                                                                 12,241                11,089
   Accumulated deficit                                                                          (642)               (1,137)
   Accumulated other comprehensive income                                                        189                     2
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              13,430                11,446
                                                                                     ---------------      ----------------

Commitments

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       174,311      $        140,792
                                                                                     ===============      ================


*Derived from audited financial statements.

See accompanying notes.

                                               AMERICAN COMMUNITY BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------      -------------------------------
                                                     2001             2000              2001              2000
                                                 ------------    -------------      ------------      -------------
                                                                (In Thousands, except per share data)
INTEREST INCOME
  Loans                                          $      2,810    $       2,278      $       8,184     $       5,701
  Investments                                             155                2                487                14
  Interest-earning deposits with banks                     98              289                432               559
                                                 ------------    -------------      -------------     -------------

                       TOTAL INTEREST INCOME            3,063            2,569              9,103             6,274
                                                 ------------    -------------      -------------     -------------

INTEREST EXPENSE
  Money market, NOW and
   savings deposits                                       128              153                502               427
  Time deposits                                         1,562            1,159              4,759             2,497
  Borrowings                                               91              128                249               357
                                                 ------------    -------------      -------------     -------------

                      TOTAL INTEREST EXPENSE            1,781            1,440              5,510             3,281
                                                 ------------    -------------      -------------     -------------

                         NET INTEREST INCOME            1,282            1,129              3,593             2,993

PROVISION FOR LOAN LOSSES                                 215              115                437               516
                                                 ------------    -------------      -------------     -------------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES            1,067            1,014              3,156             2,477
                                                 ------------    -------------      -------------     -------------

NON-INTEREST INCOME
  Service charges on deposit accounts                     252              145                703               360
  Mortgage operations                                      99               33                286               139
  Factoring operations                                     66               44                174                67
  Other                                                    35               14                152                34
                                                 ------------    -------------      -------------     -------------

                   TOTAL NON-INTEREST INCOME              452              236              1,315               600
                                                 ------------    -------------      -------------     -------------

NON-INTEREST EXPENSE
Salaries and employee benefits                            654              588              2,071             1,609
Occupancy and equipment                                   245              224                727               542
Other                                                     379              382              1,178             1,203
                                                 ------------    -------------      -------------     -------------

                  TOTAL NON-INTEREST EXPENSE            1,278            1,194              3,976             3,354
                                                 ------------    -------------      -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                         241               56                495              (277)

INCOME TAXES                                                -                -                  -                 -
                                                 ------------    -------------      -------------     -------------

                           NET INCOME (LOSS)     $        241    $          56      $         495     $        (277)
                                                 ============    =============      =============     =============

                BASIC AND DILUTED NET INCOME
                    (LOSS ) PER COMMON SHARE     $        .15    $         .04      $         .31     $        (.19)
                                                 ============    =============      =============     =============

                    WEIGHTED AVERAGE COMMON
                         SHARES OUTSTANDING         1,642,241        1,492,063          1,609,785         1,492,063
                                                 ============    =============      =============     =============

See accompanying notes.

                                                  AMERICAN COMMUNITY BANCSHARES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2001             2000
                                                                                     -------------    -------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $         495    $        (277)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
   Depreciation and amortization                                                               192              211
   Provision for loan losses                                                                   401              516
   Gain on sale of investment securities                                                        (3)               -
   Loss on sale of equipment                                                                     -                5
   Changes in assets and liabilities:
    Increase in accrued interest receivable                                                   (227)            (267)
    Decrease in loans held for sale                                                              -            1,072
    Decrease in other assets                                                                    62               73
    Increase (decrease) in accrued expenses and other liabilities                              (35)             457
                                                                                     -------------    -------------
                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES               885            1,790
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale                                       (22,276)            (150)
Collections and maturities of securities available for sale                                  5,000                -
Proceeds from the sale of investment securities                                              4,982                -
Net increase in loans from originations and repayments                                     (28,330)         (38,878)
Purchases of bank premises and equipment                                                      (418)            (812)
                                                                                     -------------    -------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES           (41,042)         (39,840)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits                                                             13,481           12,161
Net increase in time deposits                                                               19,089           41,264
Net decrease in advances from Federal Home Loan Bank                                        (1,000)               -
Net increase in capital lease obligation                                                                          1
Proceeds from common stock sold, net                                                         1,302                -
                                                                                     -------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES            32,872           53,426
                                                                                     -------------    -------------

                                                      NET INCREASE (DECREASE) IN
                                                       CASH AND CASH EQUIVALENTS            (7,285)          15,376

CASH AND CASH EQUIVALENTS, BEGINNING                                                        26,718           10,277
                                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, ENDING                                                    $      19,433    $      25,653
                                                                                     =============    =============

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiary, American Community Bank (the "Bank"). Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2000 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2001, loan commitments are as follows

       Undisbursed lines of credit                                 $  25,351,913
       Stand-by letters of credit                                      1,032,672

NOTE C - PER SHARE RESULTS

Net income (loss) per share has been computed by dividing net income (loss) for each period by the weighted average number of shares of common stock outstanding during such period. Outstanding stock options had no dilutive effect.

NOTE D - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company, January 1, 2002. The adoption of the provisions of SFAS No. 141 and SFAS 142 has not affected the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased by $33.5 million during the nine months ended September 30, 2001, from $140.8 million to $174.3 million, driven largely by an increase of $32.6 million in deposits. These funds were deployed principally to fund the loan growth of $28.2 million from $109.4 million at December 31, 2000 to $137.6 million at September 30, 2001. In addition liquid assets increased to $32.2 million at September 30, 2001 from $26.9 million at December 31, 2000.

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Income. The Bank generated a net profit of $241,000 or $.15 per share for the three months ended September 30, 2001, representing an improvement over the net profit of $56,000 or $.04 per share generated during the three months ending September 30, 2000. The improvement has resulted principally from the Bank's growth, as net interest income increased $153,000 and non-interest income increased $216,000 during the current period.

Net Interest Income. Net interest income for the three months ended September 30, 2001 was $1.3 million as compared with $1.1 million for the three months ended September 30, 2000, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $157.3 million during the three months ended September 30, 2001 as compared with $118.9 million during the three months ended September 30, 2000. This increase resulted from growth in average loans of $34.9 million combined with growth in average interest earning deposits and investments of $3.5 million.

Provision for Loan Losses. The provision for loan losses was $215,000 and $115,000, respectively, for the three months ended September 30, 2001 and 2000. The allowance for loan losses at September 30, 2001 represented 1.30% of loans outstanding with $166,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $236,000 for the three months ended September 30, 2000 to $452,000 for the three months ended September 30, 2001, an increase of $216,000. Income from mortgage operations totaled $33,000 for the three months ended 2000, increasing to $99,000 for the same period of the current year principally as a result of lower interest rates and higher demand for mortgage loans. In addition, service charges on deposit accounts grew from $145,000 to $252,000 and other non-interest income grew from $58,000 to $101,000 for the three months ended September 30, 2000 and 2001, respectively.

Non-Interest Expense. Total non-interest expense was $1.3 million and $1.2 million, respectively, for the three months ended September 30, 2001 and 2000. This increase of $84,000 is primarily attributable to a $66,000 increase in compensation expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net Income. The Bank generated a net profit of $495,000 or $.31 per share for the nine months ended September 30, 2001, representing an improvement over the net loss of $277,000 or $.19 per share generated during the nine months ending September 30, 2000. The improvement has resulted principally from the Bank's growth, as both net interest income and non-interest income have increased substantially during the current period.

Net Interest Income. Net interest income for the nine months ended September 30, 2001 was $3.6 million as compared with $3.0 million for the nine months ended September 30, 2000, with the increase resulting principally from the higher level of interest-earning assets during the current period. Interest-earning assets averaged $147.0 million during the nine months ended September 30, 2001 as compared with $91.4 million during the nine months ended September 30, 2000. This increase resulted from growth in average loans of $44.6 million combined with growth in average interest earning deposits and investments of $11.0 million.

Provision for Loan Losses. The provision for loan losses was $437,000 and $516,000, respectively, for the nine months ended September 30, 2001 and 2000. The allowance for loan losses at September 30, 2001 represented 1.30% of loans outstanding with $166,000 of non-accrual loans outstanding at that date. There were no restructured loans at the end of the period.

Non-Interest Income. Non-interest income increased from $600,000 for the nine months ended September 30, 2000 to $1.3 million for the nine months ended September 30, 2001, an increase of $715,000. Income from mortgage operations totaled $139,000 for the nine months ended 2000, increasing to $286,000 for the same period of the current year principally as a result of lower interest rates and higher demand for mortgage loans. In addition, service charges on deposit accounts grew from $360,000 to $703,000 and other non-interest income grew from $101,000 to $326,000 for the nine months ended September 30, 2000 and 2001, respectively.

Non-Interest Expense. Total non-interest expense was $4.0 million and $3.4 million, respectively, for the nine months ended September 30, 2001 and 2000. This increase of $600,000 is primarily attributable to a $462,000 increase in compensation expense and a $185,000 increase in occupancy and equipment expenses associated with the opening of two additional branches after September 30, 2000.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2000

Part II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

                 None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 2001.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN COMMUNITY BANCSHARES, INC.

Date:   11/08/2001                        By:  /s/ Randy P. Helton
      -----------------------                 ----------------------------------
                                              Randy P. Helton
                                              President and Chief Executive
                                              Officer

Date:   11/08/2001                        By:  /s/ Dan R. Ellis, Jr.
      -----------------------                 ----------------------------------
                                              Dan R. Ellis, Jr.
                                              Senior Vice President and Chief
                                              Financial Officer