Form 10KSB40
period 2001-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2002-03-25
CIK 1106980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-KSB

                               -----------------

                       ANNUAL REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                      Commission File Number:  000-30517

                      American Community Bancshares, Inc.
            (Exact Name of Registrant as specified in its charter)

                   North Carolina              56-2179531
              (State of Incorporation)      (I.R.S. Employer
                                           Identification No.)
                         2593 West Roosevelt Boulevard
                         Monroe, North Carolina 28110
                         (Address of Principal Office)

                                (704) 225-8444
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $1.00 PAR VALUE

                               -----------------

   Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [X]    NO [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Registrant's revenues for the year ended December 31, 2001 were $13,748,827.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 21, 2002 was approximately $13,916,000.

   The number of shares of the Registrant's Common Stock outstanding on December 31, 2001 was 1,642,241.

                               -----------------

                     Documents Incorporated by Reference:

   Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

   Transitional Small Business Disclosure Format    Yes [_]    No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       FORM 10-KSB CROSS REFERENCE INDEX

                                                                                            Page
                                                                                            ----
Part I
   Item 1.   Business......................................................................    1
   Item 2.   Properties....................................................................   16
   Item 3.   Litigation....................................................................   16
   Item 4.   Submission of Matters to a Vote of Security Holders........................... None

Part II
   Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.........   17
   Item 6.   Management's Discussion and Analysis or Plan of Operation.....................   18
   Item 7.   Financial Statements..........................................................  F-1
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................... None

Part III
   Item 9.   Directors, Executive Officers, Promoters, and Control Persons; Compliance with
             Section 16(a) of Exchange Act.................................................  *
   Item 10.  Executive Compensation........................................................  *
   Item 11.  Security Ownership of Certain Beneficial Owners and Management................  *
   Item 12.  Certain Relationships and Related Transactions................................  *

Part IV
   Item 13.  Exhibits and Reports on Form 8-K.............................................. II-1
             (a) Index to Exhibits......................................................... II-1
             (b) Reports on Form 8-K filed during the three months ended December 31, 2001. II-1

--------
* Information required by Item 9 is incorporated herein by reference to the information that appears under the captions "Proposal 1: ELECTION OF DIRECTORS", "Required Reports of Beneficial Ownership", and "Executive Officers" on pages 4 through 9 of Registrant's definitive Proxy Statement dated March 28, 2002.

   Information required by Item 10 is incorporated herein by reference to the information that appears under the captions "Director Compensation", "Executive Officers - Executive Compensation", and "401(k) Savings Plan" on pages 7 through 11 of Registrant's definitive Proxy Statement dated March 28, 2002.

   Information required by Item 11 is incorporated herein by reference to the information that appears under the caption "Ownership of Voting Securities" on pages 3 and 4 of Registrant's definitive Proxy Statement dated March 28, 2002.

   Information required by Item 12 is incorporated herein by reference to the information that appears under the caption "Indebtedness of and Transactions with Management" on pages 11 and 12 of Registrant's definitive Proxy Statement dated March 28, 2002.

                                   BUSINESS

Who We Are

   Bancshares is a bank holding company that owns all of the common stock of the Bank, a North Carolina-chartered bank with deposit accounts insured by the Bank Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for the Bank on April 28, 2000. To become the Bank's holding company, Bancshares received approval of the Federal Reserve Board as well as the Bank's shareholders. Upon receiving such approvals, each share of the common stock of the Bank was exchanged on a one-for-one basis for shares of the common stock of Bancshares.

   Since opening in November of 1998, we have accomplished the following:

  . Assembled a management team consisting of bankers from our local markets who each have over 20 years of banking experience;

  . Opened seven full service banking offices in Union County and Mecklenburg County, home of Charlotte, one of North Carolina's largest and fastest growing metropolitan areas;

  . Registered 6 consecutive quarters of profitability after becoming profitable in our 6th quarter of operation;

  . Developed separate divisions within the Bank to provide mortgage banking, factoring and leasing products;

  . Implemented investment brokerage services through an agreement with Salomon Smith Barney;

  . Augmented our capital base through a local, best-efforts common stock offering in early 2001 and the private placement of $3.5 million of trust preferred securities in late 2001 and early 2002;

  .  Listed our common stock on the Nasdaq SmallCap Market on July 17, 2001;

  . Implemented a strong credit culture which, as of December 31, 2001, reflected nonperforming assets of $1.0 million or 0.56% of total assets. On the same date, our allowance for loan losses was $1.7 million or 1.23% of total loans and 187% of nonperforming loans; and

  . Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events.

   The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market area. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the small business and entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificate of deposit and savings accounts, commercial, consumer and personal loans, mortgage, factoring and leasing services and other associated financial services. We have also targeted the growing Hispanic market in our communities as a marketing niche by offering more convenient Sunday banking at our Super Wal-Mart branch in Monroe and the partnering with Telecommunicaciones SA to provide a "Smart Card" for easy and safe transfer of funds to Mexico.

   The Bank initially operated in a temporary location at 2581 West Roosevelt Boulevard, Monroe, North Carolina until its permanent headquarters was opened in December 1999 at 2593 West Roosevelt Boulevard which is the local street address for U.S. Highway 74. On December 7, 1998, the Bank opened a branch at 120 East Sunset Drive, Monroe, North Carolina, that initially functioned as a limited service facility, but now provides a full array of banking services.

   In 1999, the Bank opened a full service branch on U.S. Highway 74 in Indian Trail, North Carolina and in January 2000 opened a full service branch in the Wal-Mart Superstore, also on U.S. Highway 74 in Monroe,

North Carolina. The Bank also opened a full service branch in Marshville, North Carolina in March 2000 also located on U.S. Highway 74. U.S. Highway 74 is a major thoroughfare that traverses east to west through southern North Carolina and connects Charlotte to Asheville and Wilmington, running through the center of Mecklenburg and Union Counties. It has become a major commercial and economic thoroughfare. In 2001, two new markets were opened by the establishment of full service branches in the Mint Hill area in east Charlotte and Mountain Island area in west Charlotte.

Our Market Area

   We consider our primary market area to be the Southern Piedmont area of North Carolina, primarily in Union and Mecklenburg Counties; and to a lesser extent, adjoining counties. We expect our presence in the Southern Piedmont market area to increase in the future. The Bank serves our market area through seven full service branch locations including the Wal-Mart Superstore branch being open seven days a week to offer even more convenience to our customers. The Bank's customers may access various banking services through five ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank's automated telephone banking products.

   Union County had an estimated 2001 population of 124,000 and Mecklenburg County was estimated at 720,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 27,000, is the largest city in Union County. Charlotte, with a population of approximately 552,000 is Mecklenburg County's and North Carolina's largest city. Union County is currently the second fastest growing county in North Carolina. Charlotte has consistently been one of the fastest growing areas of the Southeast and is ranked 26th in US population. In 2000, the unemployment rate was 2.3% for Union County and 2.5% for Mecklenburg County; both significantly lower than the North Carolina state rate of 3.9%. In 2000, Union County had a labor force of 63,200 and Mecklenburg County had 368,540. The major employment sectors in Union County are manufacturing (30.5%), construction (16.1%), retail trade (16.0%), and government (12.7%). Mecklenburg County's major employment sectors are services (27.2%), wholesale and retain trade (25.5%), finance, insurance and real estate (11.0%), government (10.3%) and manufacturing (10.3%).

Trust Preferred Securities

   On December 27, 2001, we formed a special purpose entity organized as a business trust under the laws of the State of Delaware. This business trust, called American Community Capital Trust I, was formed in order to allow us to issue trust preferred securities. As part of the issuance of trust preferred securities, we entered into a trust agreement with Wilmington Trust Company, as property trustee and an indenture with Wilmington Trust Company, as indenture trustee, and we issued debentures to American Community Capital Trust I under the indenture. We also executed a guarantee agreement with Wilmington Trust Company, as guarantee trustee, for the benefit of the eventual holders of our trust preferred securities.

   On December 31, 2001 we privately placed 2,000 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a liquidation value of $2,000,000. On March 1, 2002, we privately placed an additional 1,500 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a liquidation value of $1,500,000. The trust preferred securities have a dividend yield equal to 9% of their face value each year and distributions are paid on a quarterly basis. We can defer the dividend payments for up to twenty consecutive quarters. We can redeem the trust preferred securities on or after March 1, 2007, with the prior approval of the Federal Reserve Board. We can also redeem the trust preferred securities earlier than March 1, 2007 under special circumstances.

   Bancshares' source of funds for the required interest payments on the trust preferred securities is dividends payable by the Bank to Bancshares. However, the Bank may not pay any dividends to Bancshares until its accumulated deficit ($391,000 at December 31, 2001), is eliminated by future earnings, if any. Under the terms of the trust preferred securities, Bancshares is permitted to defer the payment of interest on the trust preferred securities for up to 20 consecutive calendar quarters. The amount of any interest deferred also bears interest and must be paid at such time as funds are available to Bancshares. Each of the purchasers of the trust preferred securities were advised by Bancshares prior to their purchase of the trust preferred securities that Bancshares would elect the deferral of interest option available to it for one or more calendar quarters in 2002 until the earnings of the Bank result in the elimination of the Bank's accumulated deficit.

Strategy

   The Bank has expanded aggressively since its opening for business in November 1998. Because of its strong capital position created during its incorporation stage, the Bank had the requisite capital needed to permit it to immediately establish branch offices. The Bank's branching strategy is opportunistic: it has established branch offices in growing areas within Union and Mecklenburg Counties where there are opportunities to hire experienced local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices around such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. The Bank only recently has chosen to compete in the Charlotte market area by identifying local bankers and establishing branches in the Mountain Island and Mint Hill areas of Charlotte. Charlotte is a highly competitive banking market with many competitors including money center, super-regional and community banks. The Bank's strategy is to develop a branch network surrounding Charlotte and to take advantage of opportunities that present themselves in both new geographic and new product markets. The Bank reorganized itself into the holding company form of organization to give it the greatest legal flexibility to take advantage of any opportunities that might arise. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions, to complete our encirclement of the growing Charlotte market by progressing in either a south and west or north and west direction. In addition, we will remain open to opportunistic expansion through acquisition of whole banks in other growing metropolitan areas of North Carolina/South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community's needs).

Lending Activities

   General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. The Bank has maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 52% of the loan balances outstanding at December 31, 2001 while fixed rate loans accounted for 48% of the balances. The Bank also offers factoring and lease financing to our small business customers.

   The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by internal loan examiners and outside professionals experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans rather than lower yielding 1-4 family mortgages which we typically sell in the secondary market.

   Loan Composition. The following table sets forth at the dates indicated the Bank's loan portfolio composition by type of loan:

                                             2001             2000
                                       ---------------  ---------------
                                        Amount  Percent  Amount  Percent
       -                               -------- ------- -------- -------
                                            (Dollars in thousands)
       Real estate mortgage loans:
          1-4 family.................. $ 10,329   7.31% $  9,106   8.32%
          Commercial mortgage.........   54,281  38.43    29,538  26.99
          Construction/development....   13,692   9.69    17,085  15.61
       Home equity lines of credit....   12,996   9.20     9,694   8.86
       Commercial and industrial loans   39,285  27.81    35,673  32.59
       Lease financing, net...........      795     56        --     --
       Loans to individuals...........    9,889   7.00     8,348   7.63
                                       -------- ------  -------- ------
       Subtotal.......................  141,267 100.00%  109,444 100.00%
                                                ======           ======
       Allowance for loan losses......    1,736            1,385
                                       --------         --------
       Total.......................... $139,531         $108,059
                                       ========         ========

   The following table sets forth the contractual maturity of loans at December 31, 2001:

                                               Greater
                                               than One
                                         One     Year    More
                                       Year Or Through  Than 5
                                        Less   5 Years  Years    Total
                                       ------- -------- ------- --------
                                            (Dollars in thousands)
       Real estate--mortgage loans:
          1-4 family.................. $ 2,149 $ 8,145  $    35 $ 10,329
          Commercial mortgage.........  18,502  33,693    2,086   54,281
          Construction/development....  12,057   1,635       --   13,692
       Home equity lines of credit....      --      --   12,996   12,996
       Commercial and industrial loans  16,215  22,652      418   39,285
       Loans to individuals...........   2,771   7,096       22    9,889
       Lease financing, net...........      --     795       --      795
                                       ------- -------  ------- --------
              Total................... $51,694 $74,016  $15,557 $141,267
                                       ======= =======  ======= ========

   The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2001:

                                      Fixed Rate Variable Rate  Total
                                      ---------- ------------- -------
                                           (Dollars in thousands)
          Commercial and industrial..  $17,769      $ 5,301    $23,070
          Real estate--mortgage loans   34,339       11,255     45,594
                                       -------      -------    -------
                                       $52,108      $16,556    $68,664
                                       =======      =======    =======

   Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options, but limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which makes loans for the account of third parties.

   Residential one to four family loans amounted to $10.3 million at December 31, 2001. The Bank's residential mortgage loans are secured by properties located within the Bank's market area. Most of the one to four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank's financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $404,000 for the year ended December 31, 2001. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

   The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $54.3 million at December 31, 2001. This lending has involved loans secured principally by commercial buildings for office, storage and warehouse space. The Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

   Another of the Bank's primary lending focuses is construction/development lending with balances outstanding as of December 31, 2001 of $13.7 million. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and on occasion makes construction loans to builders of homes that are not presold, but limits the number of loans to any one builder. This type of lending is only done with local, well-established builders and not to large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

   Commercial Loans. Commercial business lending is also a focus of the Bank's lending activities. At December 31, 2001, the Bank's commercial loan portfolio equaled $39.3 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment.
Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

   Loans to Individuals and Home Equity Lines of Credit. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

   Leasing. The Bank offers lease financing primarily to small businesses in our local market. The type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leases are structured as to provide no residual risk to the Bank. The leasing division also requires personal guaranties on the majority of our leases. The leasing division, by its ability to offer all types of leases, creates tax advantages for Bancshares. The division's professional staff with over 50 years of combined leasing experience in our market, enhances the ability of the Bank to offer our customers a complete line of financial products.

   Factoring. The Bank has entered into a contract with Factorworks, Inc., Newnan, Georgia to utilize its software to provide accounts receivable financing to its customers. The contract is for two years and contains two additional two-year automatic renewal clauses. Factorworks receives 30% of all fees collected as compensation for use of their software. Utilization of the Factorworks software aids in the management of credit risk and is less labor intensive than alternative processing methods. Commercial customers are evaluated to determine their qualification for the Factorworks program. Once a customer is approved, invoices the customer wants to borrow against are entered into the Factorworks software program. If desired, money is advanced against any invoices. This factoring arrangement provides for a 20% holdback of the factored invoice until payment is received reducing the exposure to the Bank. The Bank does not engage in any invoice collection efforts. Once a customer's invoice is 90 days delinquent, the customer is required to substitute other acceptable invoices as collateral for money advanced. Customers utilizing this product and service are normally small businesses whose accounts receivable are from creditworthy corporations or governmental agencies. This further reduces the credit risk to the Bank. Personal guarantees are required on all lines. All loan officers have been trained to offer the Factorworks product with the Bank earning a fee as well as interest on its factoring portfolio. The Bank currently has approved factoring lines of $3.8 million with an actual balance outstanding at December 31, 2001 of $1.7 million.

   Loan Approvals. The Bank's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that Bancshares seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

   Responsibility for loan review and loan underwriting resides with the Chief Lending Officer. He is responsible for loan processing, loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines the President's lending authority, who then delegates lending authorities to the Chief Lending Officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

   The President and the Chief Lending Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $500,000 at December 31, 2001. All loans above the lending limit of the President and the Chief Lending Officer are reviewed and approved by the Loan Committee, which consists of the President and four outside directors. In addition, the Chief Lending Officer serves as a non-voting member. At December 31, 2001 the Loan Committee had the authority to approve loans up to $1,000,000. All loans above the lending limit of the Loan Committee are reviewed and approved by the full Board of Directors. The Bank's legal lending limit was $2.1 million at December 31, 2001. The Bank seldom makes loans approaching its legal lending limit.

   The Bank is an active home mortgage originator and most of our offices have trained lending personnel to originate home mortgage loans for the account of third parties. We currently have seven lending relationships to which we sell substantially all home mortgages to enable us to satisfy special lending requests of its borrowing customers.

   The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk.

Nonperforming Assets

   The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                      2001    2000   1999
                                                     ------  ------  -----
                                                     (Dollars in thousands)
    Nonaccrual loans................................ $  930  $  158  $  --
    Restructured loans..............................     --      --     --
                                                     ------  ------  -----
       Total nonperforming loans....................    930     158     --
    Other real estate owned.........................     94      --     --
                                                     ------  ------  -----
       Total nonperforming assets................... $1,024  $  158  $  --
                                                     ======  ======  =====
    Accruing loans past due 90 days or more......... $   56  $   --  $  --
    Allowance for loan losses.......................  1,736   1,385    813
    Nonperforming loans to period end loans.........   0.66%   0.14%  0.00%
    Allowance for loan losses to period end loans...   1.23%   1.27%  1.37%
    Allowance for loan losses to nonperforming loans    187%    877%     0%
    Nonperforming assets to total assets............   0.56%   0.11%  0.00%

   The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on nonaccrual basis. Loans are accounted for on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. In general, a loan is placed on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower's ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2001, no loans had been identified as potential problem loans.

   At December 31, 2001, Bancshares had $930,000 in nonaccrual loans. Interest foregone on nonaccrual loans was approximately $16,000 for the year ended December 31, 2001 and $6,000 for the year ended December 31, 2000.

   Other real estate owned consists of foreclosed properties. At December 31, 2001, other real estate owned totaled $94,000 or .05% of total assets, and consisted of one single-family residence.

Analysis of Allowance for Loan Losses

   The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The adequacy of the allowance is evaluated at least quarterly. In evaluating the adequacy of the allowance, the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations are all considered. Because of Bancshares' limited history, the loss experience and allowance levels of other similar banks and the historical experience encountered by management and senior lending officers prior to joining Bancshares are also considered. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require additions for estimated losses based upon judgments different from those of management.

   Bancshares uses a risk grading program, as described under "ASSET QUALITY," to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and reviewed by a third party. Bancshares strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of Bancshares' market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. Bancshares has no foreign loans and does not engage in highly leveraged transactions.

   Bancshares follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses is maintained. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower's ability to repay, the borrower's payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management's judgment and historical experience.

   Loans classified as "substandard" are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Bancshares will sustain some losses if the deficiencies are not corrected. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as "loss" are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, loans are also categorized based upon risk grade and loan type, assigning an allowance allocation based upon each category.

   Growth in loans outstanding has, throughout Bancshares' history, been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 1999 and December 31, 2001, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans--7% to 8%, commercial mortgage loans--27% to 39%, construction/development real estate loans--10 to 16%; home equity loans--7% to 9%; commercial and industrial loans--28% to 38%; and loans to individuals--7% to 8%. For all full fiscal years through 2001, Bancshares' loan loss experience was similar to that of other new banks, with net loan charge-offs in each year no greater than .15% of average loans outstanding. The allowance for loan losses at December 31, 2001 of $1.7 million represents 1.23% of total loans and 187% of nonperforming loans.

   The allowance for loan losses represents management's estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Specific allowances are made that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Bancshares believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require an increase in the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the financial condition and results of operations of Bancshares.

   The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

                                                At December 31,
                                        ------------------------------
                                             2001            2000
        -                               --------------  --------------
                                                 % of            % of
                                                Total           Total
                                        Amount Loans(1) Amount Loans(1)
        -                               ------ -------- ------ --------
                                            (Dollars in thousands)
        Real estate loans.............. $  796   55.43% $  575   50.92%
        Home equity lines of credit....     79    9.20     104    8.86
        Commercial and industrial loans    679   27.81     574   32.59
        Lease financing, net...........     --    0.56      --    0.00
        Loans to individuals...........    182    7.00     132    7.63
                                        ------  ------  ------  ------
           Total....................... $1,736  100.00% $1,385  100.00%
                                        ======  ======  ======  ======

--------
(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

   The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

                                                            At or for the Years Ended
                                                                   December 31,
                                                           ---------------------------
                                                             2001      2000     1999
                                                           --------  --------  -------
                                                              (Dollars in thousands)
Balance at beginning of period............................ $  1,385  $    813  $    71
Charge-offs:
   Real estate loans......................................       --        --       --
   Home equity lines of credit............................       --        --       --
   Commercial and industrial loans........................      156        19
   Lease financing, net...................................       --        --       --
   Loans to individuals...................................       40        45       --
                                                           --------  --------  -------
       Total charge-offs..................................      196        64       --
                                                           --------  --------  -------
Recoveries:
   Real estate loans......................................       --        --       --
   Home equity lines of credit............................       --        --       --
   Commercial and industrial loans........................       --        --       --
   Lease financing, net...................................       --        --       --
   Loans to individuals...................................        4        --       --
                                                           --------  --------  -------
       Total recoveries...................................        4        --       --
                                                           --------  --------  -------
Net charge-offs...........................................      192        64       --
Provision for loan losses.................................      543       636      742
                                                           --------  --------  -------
Balance at end of period.................................. $  1,736  $  1,385  $   813
                                                           ========  ========  =======
Total loans outstanding................................... $141,267  $109,444  $59,306
Average loans outstanding................................. $127,486  $ 83,730  $33,396
Allowance for loan losses to total loans outstanding......     1.23%     1.27%    1.37%
Ratio of net loan charge-offs to average loans outstanding     0.15%     0.08%    0.00%

Investment Activities

   Bancshares' portfolio of investment securities, all of which are available for sale, consists solely of U.S. Government agency securities.

   Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders' equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. It is the Bank's policy to classify all investment securities as available for sale.

   The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale:

                                                     2001
                                    ---------------------------------------
                                                Gross      Gross
                                    Amortized Unrealized Unrealized  Fair
                                      Cost      Gains      Losses    Value
                                    --------- ---------- ---------- -------
                                            (Dollars in thousands)
     Securities available for sale:
        U. S. Government agencies..  $12,525     $141       $--     $12,666
                                     =======     ====       ===     =======

                                                     2000
                                    ---------------------------------------
                                                Gross      Gross
                                    Amortized Unrealized Unrealized  Fair
                                      Cost      Gains      Losses    Value
                                    --------- ---------- ---------- -------
                                            (Dollars in thousands)
     Securities available for sale:
        U. S. Government agencies..  $   150     $  2       $--     $   152
                                     =======     ====       ===     =======

   The following table summarizes the amortized cost and recorded and market values of securities available-for-sale and held-to-maturity at December 31, 2001, by contractual maturity groups:

                                          At December 31, 2001
                                         ----------------------
                                         Amortized      Fair
                                           Cost         Value
                                         ---------     -------
                                         (Dollars in thousands)
                   Amounts maturing:
                      Within One Year...  $10,004     $10,095
                      One to Five Years.    2,521       2,571
                      Five to Ten Years.       --          --
                      Over Ten Years....       --          --
                                          -------      -------
                          Total.........  $12,525     $12,666
                                          =======      =======

   The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of Bancshares' investment portfolio at December 31, 2001:

                                                Carrying Value
                                            -----------------------
                                                     After
                                                      One
                                                     Year
                                              One   Through
                                            Year Or  Five
                                             Less    Years   Total
                                            ------- ------- -------
                                            (Dollars in thousands)
             Securities available for sale:
                U. S. Government Agencies.. $10,095 $2,571  $12,666
                                            ======= ======  =======

                                                  Average Yield
                                              ---------------------
                                                       After
                                                        One
                                              One      Year
                                              Year    Through
                                               Or      Five
                                              Less     Years  Total
                                              ----    ------- -----
                                              (Dollars in thousands
               Securities available for sale:
                  U. S. Government Agencies.. 4.52%    4.23%  4.46%
                                              ====     ====   ====

Deposit Activities

   Bancshares provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and the desire to increase or decrease certain types or maturities of deposits.

   The Bank periodically uses brokered deposits as consistent with asset and liability management policies. At December 31, 2001 we had no broker deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

   The Bank offers a variety of deposit programs to individual and to small-to-medium size businesses and other organizations at interest rates generally competitive with local market conditions. For some of our corporate customers who require such a service, we provide a courier service for non-cash deposit pickup. The following table sets forth the average balances and rates for each of the deposit categories for the periods indicated:

                                                           Year Ended December 31,
                                               -----------------------------------------------
                                                     2001            2000            1999
                                               ---------------  --------------  --------------
                                               Average  Average Average Average Average Average
                                               Balance   Rate   Balance  Rate   Balance  Rate
                                               -------- ------- ------- ------- ------- -------
                                                            (Dollars in thousands)
Interest bearing NOW and money market
  accounts.................................... $ 26,891  2.16%  $17,095  3.53%  $ 7,132  3.34%
Other time deposits...........................   55,882  5.81    32,011  6.35    12,386  4.72
Time deposits greater than $100,000...........   47,155  6.21    28,818  6.51     8,895  6.46
                                               --------         -------         -------
   Total interest bearing deposits............  129,928  5.20    77,924  5.79    28,413  4.92
Demand and other non-interest-bearing deposits   15,590          10,104           4,156
                                               --------         -------         -------
   Total average deposits..................... $145,518  4.64   $88,028  5.13   $32,569  4.29
                                               ========  ====   =======  ====   =======  ====

   The following table indicates the amount of the Bank's certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2001.

                                              More than        More than
                            Three months     three months      six months
                              or less       to six months     to one year    More than one year      Total
                          ---------------  ---------------  ---------------  -----------------  ---------------
                                  Weighted         Weighted         Weighted           Weighted         Weighted
                                  Average          Average          Average            Average          Average
                          Amount    Rate   Amount    Rate   Amount    Rate    Amount     Rate   Amount    Rate
                          ------- -------- ------- -------- ------- -------- ------    -------- ------- --------
                                                     (Dollars in thousands)
Certificates of $100,000
 or more................. $17,065   5.13%  $11,569   4.84%  $13,446   4.04%  $5,716      4.63%  $47,796   4.69%
Certificates of less than
 $100,000................  21,005   5.21%   13,829   4.45%   17,013   3.92%   5,812      4.33%   57,659   4.56%

Borrowings

   Short-term borrowed funds consist of federal funds purchased and advances from the FHLB with original maturities of less than one year. Long-term debt consists solely of obligations under a capitalized lease for the

Bank's main office facility. The following table summarizes balance and rate information for short-term borrowed funds and the capital lease obligation as of the dates and for the periods indicated.

                                                      At or for the Year
                                                            Ended
                                                         December 31,
                                                      -----------------
                                                        2001      2000
                                                       ------    ------
                                                         (Dollars in
                                                          thousands)
         AMOUNTS OUTSTANDING AT END OF PERIOD:
         CAPITALIZED LEASE OBLIGATION:
         Amount...................................... $1,703     $1,702
         Weighted average rate.......................   8.24%      8.24%
         ADVANCES FROM THE FEDERAL HOME LOAN BANK:
         Amount......................................  9,000      5,000
         Weighted average rate.......................   4.92%      6.76%
         MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:
         Federal funds purchased.....................  3,500      3,500
         Capitalized lease obligation................  1,703      1,702
         Advances from the Federal Home Loan Bank....  9,000      5,000
         AVERAGES DURING THE PERIOD:
         Federal funds purchased
         Average balance.............................     67         29
         Weighted average rate.......................   3.93%      7.36%
         Capitalized lease obligation
         Average balance.............................  1,702      1,702
         Weighted average rate.......................   8.24%      8.24%
         Advances from the Federal Home Loan Bank
         Average balance.............................  3,447      5,000
         Weighted average rate.......................   5.57%      6.48%

   As an additional source of funding, we use advances from the Federal Home Loan Bank of Atlanta. Outstanding advances at December 31, 2001 were as follows:

                                                      Interest
          Maturity                                      Rate   Amount
          --------                                    -------- ------
                                                      (In thousands)
          June 30, 2003..............................   4.77%  $2,000
          June 28, 2004..............................   5.24%   2,000
          December 19, 2011
          Callable one time only on December 19, 2006   4.85%   5,000
                                                               ------
                                                               $9,000
                                                               ======

   Pursuant to collateral agreements with the Federal Home Loan Bank, advances are secured by a blanket lien on the loan portfolio.

   Bancshares also has available lines of credit totaling $6.5 million from correspondent banks at December 31, 2001.

Banking Technology

   We provide our customers with truncation of their deposit accounts (check imaging) and 24 hour telephone banking that permits our depositors to check balances, last cleared checks and deposit confirmation. Due to our imaging of all documentation, our customer service representatives can access past statements and paid checks in a matter of seconds, eliminating research fees for our customers and eliminating any waiting time for such research. We have not, as yet, implemented Internet banking but we continue to study its potential for our customer base and have the capability to implement it when we believe it will prove to be both a significant convenience and marketing advantage. In spring of 2000, the Bank was awarded the OMNI award by the Kirchman Corporation, one of the nation's largest provider of banking software in honor of its commitment to technology.

   The Bank has five ATM facilities attached to five of its existing banking offices and intends to expand this to each of its offices in the near future. The Bank's ATM cards are linked to the nationwide Cirrus(R), Plus(R) and Star(R) systems, allowing the Bank's customers to withdraw funds from any ATM machine honoring these systems.

Competition

   Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 33 offices of 9 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 227 offices of 18 different commercial banks (including the largest banks in North Carolina). While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to "shop" the terms of their loans and deposits.

   The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, SouthTrust Bank, Birmingham, Alabama, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, also from Birmingham, Alabama, recently acquired a community bank in Charlotte.

   Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. Our bankers each have a strong local identity and affiliation with their communities. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in some of our communities to help us better understand their needs and to be "ambassadors" of the Bank in those communities. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve that results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, the Bank was recognized in 1999, 2000, and 2001 for outstanding contributions to the United Way Campaign for Union County. The Bank is very active in the Special Olympics for Union County and has been honored by Special Olympics as "Business of the Year" for out sponsorship and volunteer efforts.

   Union County also is home to a large Hispanic population and the Bank is working with the government of Mexico to provide affordable and safe wire transfer services from residents living in the United States to their relatives in Mexico. We have signed an agreement with Telecomm USA Ltd. in conjunction with Telecommunicaciones de Mexico. For a fee paid to the Bank, the service allows Mexican citizens working in the United States to present U.S. dollars at the Bank's branches for transfer to individuals in Mexico. This transfer uses a "smart card" that is held by the Mexican national and encoded with the necessary information to legally effect the transfer. Additionally, to better serve the Hispanic population, the Bank's branch in the Wal-Mart Superstore in Monroe is staffed with bilingual tellers and targets the fast growing Hispanic market. Because the Wal-Mart Superstore branch is open seven days a week (the only Union County bank to offer seven days a week banking), international transfers and all other banking services can be completed at times other than traditional banking hours.

   The Bank has also entered into a revenue sharing agreement with Salomon Smith Barney, in which the Bank receives revenue for business generated by a broker located in our offices. Currently, the service is only offered in our main office but is expected to be offered in other branch locations should demand for the service develop.

   As a community service providing a competitive edge, the Bank sponsors small business seminars and features various speakers on topics of interest to growing small businesses. The Bank attempts to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Bank offers savings accounts designed for young savers. Lastly, the Bank has developed a Senior Citizens account for customers 50 years and older. Named the "Golden Eagle Account" this product offers free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free quarterly breakfasts with guest speakers and quarterly day trips. The Bank sponsors the quarterly day trips as a way to attract Senior Citizens' accounts and to further tie them in their loyalty to the Bank.

Properties

   The following table sets forth the location of our main office and branch offices, as well as certain information relating to these offices to date.

                                                   Approximate Owned
                                             Year    Square      or
          Office Location                   Opened   Footage   Leased
          ---------------                   ------ ----------- ------
          Main Office......................  1999    14,774    Leased
          2593 West Roosevelt Boulevard
          Monroe, NC 28110
          Indian Trail Branch..............  1999     3,850    Leased
          13860 East Independence Boulevard
          Indian Trail, NC 28079
          Sunset Branch....................  1999       450    Leased
          120 East Sunset Drive
          Monroe, NC 28110
          Wal-Mart Superstore Branch.......  2000       600    Leased
          2406 West Roosevelt Boulevard
          Monroe, NC 28110
          Marshville Branch................  2000     3,500    Leased
          7001 East Marshville Boulevard
          Marshville, NC 28103
          Mint Hill........................  2000     1,300    Leased
          7200 Matthews-Mint Hill Road
          Mint Hill, NC 28227
          Mountain Island Branch...........  2000     4,500     Owned
          3500 Mt. Holly-Huntersville Road
          Charlotte, NC 28216

Employees

   As of December 31, 2001, we had 59 full-time employees and 5 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Litigation

   There are no pending legal proceedings to which the Bank or Bancshares is a party, or of which any of their property is the subject.

           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   American Community Bancshares' stock is listed on the Nasdaq SmallCap market under the symbol "ACBA". It began trading on this market on July 17, 2000. Prior to July 17, 2000, it was traded on the OTC Bulletin Board System. The prices reflected below are for Bancshares prior to April 28, 2000, the date of organization. For dates prior thereto, the prices reflect the shares of common stock of American Community Bank. There were 1,642,241 shares outstanding at December 31, 2001 owned by approximately 2,000 shareholders. The table below lists the high and low prices at which trades were completed during each quarter indicated and are adjusted to reflect our stock split effective in the form of a 10% stock dividend in January 2002.

                                           Sale Price
                                          ------------
                                           High   Low
                                          ------ -----
                          2000
                          First Quarter*. $11.82 $8.75
                          Second Quarter*  10.91  7.50
                          Third Quarter..   8.58  6.36
                          Fourth Quarter.   9.21  7.27

                          2001
                          First Quarter.. $ 8.41 $7.05
                          Second Quarter.   8.18  7.05
                          Third Quarter..   8.41  6.59
                          Fourth Quarter.   9.08  7.55

--------
* The over-the-counter quotations to July 17, 2000 reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The following presents management's discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors, including those discussed in "Risk Factors" beginning on
  page     and "Special Note Regarding Forward-Looking Statements" on page in this Prospectus. All per share data has been adjusted to give retroactive effect to the stock split effected in the form of a 20% stock dividend in 1999 and a 10% stock dividend in January 2002. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancshares. Because Bancshares has no material operations and conducts no business on its own other than owning its subsidiaries, the Bank and American Community Capital Trust I, and because American Capital Trust I had no operations subsequent to its formation in 2001 other than the issuance of trust preferred securities, the discussion contained in this Management's Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, Bancshares and the Bank are collectively referred to herein as American Community Bancshares or Bancshares unless otherwise noted.

                                   OVERVIEW

   In April 2000, Bancshares was formed as a holding company for the Bank. Upon formation, one share of Bancshares' $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of the Bank's $5 par value common stock. Bancshares formed a financing subsidiary, American Community Capital Trust I ("Capital Trust I"), in order to raise capital in the form of trust preferred securities. Bancshares currently has no operations and conducts no business on its own other than owning the Bank and Capital Trust I.

   The Bank was opened for business as a North Carolina-chartered commercial bank on November 16, 1998. It completed its first full fiscal year on December 31, 1999. The Bank operates out of its main office at 2593 West Roosevelt Boulevard, Monroe, North Carolina. It also operates four other full service branches in Union County and two full service branches in Mecklenburg County for a total of seven offices.

   The Bank's lending activities are oriented to the consumer/retail customer as well as the small-to-medium sized business located in the Union and Mecklenburg County areas. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit arrangements to fit specialized needs through factoring, leasing arrangements and other products. The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Additional funding includes borrowings from the Federal Home Loan Bank. The Bank also offers investment services through an agreement with Salomon Smith Barney investment brokers.

Comparison of Financial Condition at December 31, 2001 and 2000

   Total assets at December 31, 2001 increased by $41.2 million or 29.3% to $182.0 million compared to $140.8 million at December 31, 2000. Bancshares had earning assets of $171.3 million at year-end December 31, 2001 consisting of $141.3 million in gross loans, $13.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $16.9 million in overnight investments. Total deposits as of December 31, 2001 increased by $32.9 million or 26.9% to $154.9 million compared to $122.0 million at December 31, 2000. Total borrowings as of December 31, 2001 increased by $4.0 million or 59.7% from $6.7 million to $10.7 million. Stockholders' equity was $13.6 million at December 31, 2001 compared to $11.4 million at December 31, 2000 for an increase of $2.2 million or 18.6%. The increase is due to the sale of common stock, which yielded net proceeds of $1.3 million, and total comprehensive income of $831,000.

   Gross loans grew by $31.8 million or 29.1% during 2001 from $109.4 million as of December 31, 2000 to $141.3 million at year-end 2001. The composition of the loan portfolio, by category, as of December 31, 2001 is as follows: 7% 1-4 family mortgage loans, 38% commercial mortgage loans, 10% construction/development real estate loans, 9% home equity lines of credit, 28% commercial loans, 1% leases and 7% consumer and other loans to individuals. The real estate category experienced the most significant net increase growing $22.6 million from $55.7 million to $78.3 million. Within the real estate category, 1-4 family loans grew $1.2 million from $9.1 million to $10.3 million, commercial mortgage loans grew $24.8 million from $29.5 million to $54.3 million while construction/development loans actually decreased $3.4 million from $17.1 million to $13.7 million. Net increases in other loan categories included $3.3 million in home equity lines of credit, $3.6 million in commercial loans, $795,000 in leases and $1.5 million in consumer and other loans to individuals. The composition of the loan portfolio at December 31, 2000, by category, was, 8% 1-4 family mortgage loans, 27% commercial mortgage loans, 16% construction/development real estate loans, 9% home equity lines of credit, 32% commercial loans and 8% consumer and other loans to individuals.

   Bancshares recorded a $543,000 provision for loan losses for the year ended December 31, 2001, representing a decrease of $93,000 from the $636,000 provision for the year ended December 31, 2000. Bancshares has continued to increase the level of the allowance for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $31.8 million during 2001, and by $50.1 million during 2000. The lower provision for loan losses for the current year resulted largely from the decrease in the growth rate of the loan portfolio in 2001 as compared to 2000. Bancshares did, however, experience an increase in net loan charge-offs during 2001, to $192,000 from $64,000 in 2000. This increase in net-charge-offs in 2001 resulted entirely from one loan. The percentage of net loan charge-offs to average loans outstanding was .15% for the year ended December 31, 2001 as compared with .08% for year ended December 31, 2000. Nonperforming loans totaled $930,000 or .66% of total loans at December 31, 2001, up from $158,000 or .14% of total loans at December 31, 2000. The allowance for loan losses at December 31, 2001 of $1.7 million represents 1.23% of total loans and 187% of nonperforming loans. The allowance for loan losses at December 31, 2000 of $1.4 million equaled 1.27% of total loans outstanding and 877% of nonperforming loans at that date.

   Bancshares had investment securities of $12.7 million at December 31, 2001. All investments are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value. The portfolio increased by $12.5 million from the $152,000 balance at December 31, 2000. Additions to the investment portfolio included $22.3 million in new securities purchases, $139,000 improvement in the portfolio fair market value and $77,000 of net purchase discount accretion. Activities resulting in portfolio decreases included $5.0 in security sales and $5.0 million in security maturities.

   Interest-earning deposits with banks decreased by $6.0 million primarily as a result of our decision to shift funds into investment securities which provide higher yields. Bancshares holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

   Non interest-earning assets increased by $3.0 million from $9.4 million at December 31, 2000 to $12.4 million at December 31, 2001. The increase is primarily attributable to an increase of $2.8 million to $6.6 million in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also increased $252,000 to $915,000 at December 31, 2001 as a result of the increase in earning assets. Bank premises and equipment was $3.9 million at December 31, 2001 a decrease of $638,000 from December 31, 2000. The decrease resulted because of depreciation of $409,000 and the sale-leaseback of the Marshville branch property. At the time of the sale-leaseback, the building had an amortized cost of $801,000 and the gain of $147,000 realized in the transaction has been deferred and is being amortized to income in proportion to rental expense over the ten year term of the lease. Additions of property and equipment costing $572,000 were made in 2001. Other assets increased by $573,000 at December 31, 2001 to $938,000. This increase is primarily attributable to a $132,000 increase in net deferred tax assets, a $108,000 increase in miscellaneous receivables and a $67,000 increase in prepaid expenses.

   Total deposits increased $32.9 million or 26.9% from $122.0 million on December 31, 2000 to $154.9 on December 31, 2001. The composition of the deposit base, by category, at December 31, 2001 is as follows: 10% non-interest bearing demand deposits, 2% savings deposits, 20% money market and interest bearing demand deposits and 68% time deposits. All deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $4.1 million or 34%; savings deposits, $1.0 million or 54%, money market and interest bearing demand deposits, $11.1 million or 57%, and time deposits, $16.7 million or 19%. Time deposits of $100,000 or more totaled $47.8 million, or 31% of total deposits at December 31, 2001. The composition of deposits at December 31, 2000 was 10% non-interest bearing demand deposits, 1% savings deposits, 16% money market and interest bearing demand deposits and 73% time deposits. Time deposits of $100,000 or more at December 31, 2000 were $42.0 million or 34% of total deposits.

   During 2001, Bancshares maintained advances from the Federal Home Loan Bank of Atlanta at varying amounts. At December 31, 2001 $9.0 million of advances were outstanding with maturity dates ranging from June 2003 through December 2011. The balance of Federal Home Loan Bank advances at December 31, 2000 was $5.0 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2001 was $1.7 million. In addition, Capital Trust I issued Trust Preferred securities in the amount of $2.0 million during 2001 at a fixed rate of 9%. The Trust Preferred securities have a maturity of thirty years with a five-year continuous call provision and are eligible for inclusion as Tier 1 capital.

   Other liabilities increased by $169,000 to $766,000 at December 21, 2001 from $597,000 at December 31, 2000. The increase was primarily due to an increase of $25,000 in accounts payable and accrued expenses and the un-amortized deferred gain on the sale of the Marshville branch property of $145,000.

   Bancshares began 2001 with total stockholders' equity of $11.4 million. Total equity increased to $13.6 million at December 31, 2001. This increase was due to the net comprehensive income for 2001 of $831,000 combined with the sale of 150,178 shares of common stock which, after expenses of the sale, resulted in net proceeds of $1.3 million.

Net Interest Income

   Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of noninterest-bearing liabilities. During the fiscal years ended December 31, 2001, 2000 and 1999, average interest-earning assets were $154.0 million, $99.4 million, and $42.3 million, respectively. During these same periods, Bancshares' net yields on average interest-earning assets (net interest margin) were 3.16%, 4.28%, and 4.81%, respectively.

   Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect which is to lower the average rates.

                                                   Year Ended                 Year Ended                Year Ended
                                               December 31, 2001          December 31, 2000          December 31, 1999
                                           -------------------------  -------------------------  ------------------------
                                           Average            Average Average            Average Average           Average
                                           Balance   Interest  Rate   Balance   Interest  Rate   Balance  Interest  Rate
-                                          --------  -------- ------- --------  -------- ------- -------  -------- -------
                                                                       (Dollars in thousands)
Interest-earning assets:..................
    Loans................................. $127,486  $10,806   8.48%  $ 83,730   $8,314   9.93%  $33,396   $3,062   9.17%
    Investments...........................   13,102      631   4.82%       360       22   6.11%      666       29   4.35%
    Interest-earning deposits.............   13,438      521   3.88%    15,311      911   5.95%    8,228      366   4.45%
                                           --------  -------          --------   ------          -------   ------
       Total interest-earning assets......  154,026   11,958   7.76%    99,401    9,247   9.30%   42,290    3,457   8.17%
                                                     -------   ----              ------   ----             ------   ----
Other assets..............................    9,291                      7,154                     2,908
                                           --------                   --------                   -------
       Total assets....................... $163,317                   $106,555                   $45,198
                                           ========                   ========                   =======
Interest-bearing liabilities:.............
    Deposits:.............................
       Savings............................ $  2,268       35   1.54%  $  1,593       35   2.20%  $   614       14   2.28%
       Money Market and NOW...............   24,623      547   2.22%    15,502      569   3.67%    6,518      224   3.44%
       Time...............................  103,037    6,175   5.99%    60,829    3,908   6.42%   21,281    1,160   5.45%
    Borrowings............................    5,216      337   6.46%     6,730      482   7.16%      428       26   6.07%
                                           --------  -------          --------   ------          -------   ------
       Total interest-bearing
        liabilities.......................  135,144    7,094   5.25%    84,654    4,994   5.90%   28,841    1,424   4.94%
                                                     -------   ----              ------   ----             ------   ----
Non-interest-bearing deposits.............   15,590                     10,104                     4,156
Other liabilities.........................      642                        408                       198
Stockholders' equity......................   11,941                     11,389                    12,003
                                           --------                   --------                   -------
Total liabilities and
 stockholders' equity..................... $163,317                   $106,555                   $45,198
                                           ========                   ========                   =======
Net interest income and interest rate
 spread...................................           $ 4,864   2.51%             $4,253   3.40%            $2,033   3.23%
                                                     =======   ====              ======   ====             ======   ====
Net yield on average
 interest-earning assets..................                     3.16%                      4.28%                     4.81%
                                                               ====                       ====                      ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities..............................   113.97%                    117.42%                   146.63%
                                           ========                   ========                   =======

Rate/Volume Analysis

   The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

                                         December 31, 2001 vs. 2000 December 31, 2000 vs. 1999
                                         -------------------------  -------------------------
                                         Increase (Decrease) Due to Increase (Decrease) Due to
-                                        -------------------------  -------------------------
                                         Volume      Rate   Total    Volume     Rate   Total
-                                        ------    -------  ------  ------     ----    ------
                                                        (Dollars in thousands)
Interest income:
   Loans................................ $4,027    $(1,535) $2,492  $4,806     $446   $5,252
   Investment securities................    696        (87)    609     (16)       9       (7)
   Interest-earning deposits with banks.    (92)      (298)   (390)    368      177      545
                                         ------    -------  ------   ------     ----   ------
       Total interest income............  4,631     (1,920)  2,711   5,158      632    5,790
                                         ------    -------  ------   ------     ----   ------
Interest expense:
   Deposits.............................  2,858       (613)  2,245   2,651      463    3,114
   Borrowings...........................   (103)       (42)   (145)    417       39      456
                                         ------    -------  ------   ------     ----   ------
       Total interest expense...........  2,755       (655)  2,100   3,068      502    3,570
                                         ------    -------  ------   ------     ----   ------
Net interest income..................... $1,876    $(1,265) $  611  $2,090     $130   $2,220
                                         ======    =======  ======   ======     ====   ======

Comparison of Results of Operations for the Years Ended December 31, 2001 and
2000

   Net Income (Loss). Bancshares generated net income in 2001 of $746,000 compared to a net loss in 2000 of ($108,000). On a per share basis earnings were $.42 for 2001 compared to a loss of ($.07) for 2000. Return on average assets was .46% and (.10%) and return on average equity was 6.25% and (.95%) for the years ended December 31, 2001 and 2000, respectively.

   Earnings for the year ended December 31, 2001 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income. The impact of the growth in average earning assets was tempered by the sharp decline in short-term interest rates during the year, which adversely impacted Bancshares' net interest margin during 2001. During the year ended December 31, 2001, the Federal Reserve cut the target rate on Federal Funds eleven times, reducing the target rate from 6.50% to 1.75%.

   Net Interest Income. Net interest income increased $611,000 from $4.3 million in 2000 to $4.9 million in 2001. Total interest income benefited from strong growth in average earning assets that offset the lower asset yields resulting from the reductions in short-term rates during the year.

   Total average earning assets increased $54.6 million or 55% from an average of $99.4 million in 2000 to an average of $154.0 million in 2001. Bancshares experienced strong loan growth during 2001 with average loan balances increasing by $43.8 million. The increase in average volume for investment securities and interest-earning deposits was $10.9 million. The increase in total interest income was $2.7 million resulting from an increase of $4.6 million due to growth in average earning assets and a decrease of $1.9 million due to a decline in yield on earning assets. Average total interest-bearing liabilities increased by $50.5 million during 2001, consisting of a $52.0 million in average interest-bearing deposits while average borrowings decreased $1.5 million. The increase in interest expense of $2.1 million resulted from $2.8 million of additional expense due to growth in interest-bearing liabilities and a savings of $655,000 due to reductions in interest rates.

   Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2001 was 3.16% compared to 4.28% for 2000. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. The decline in the net interest margin resulted from the differences between the terms and conditions of interest earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When an interest rate reduction occurs on certain assets are reduced immediately while the impact on deposits and borrowings is delayed until such time as these instruments mature and are replaced with instruments that reflect the interest rate reduction. The average yield on earning assets for 2001 was 7.76% or 154 basis points lower than the 9.30% for 2000. The 2001 average cost of interest-bearing liabilities was 5.25% or 65 basis points lower than the 5.90% for 2000. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, declined 89 basis points from 3.40% in 2000 to 2.51% in 2001.

   Provision for Loan Losses. Bancshares' provision for loan losses for 2001 was $543,000, representing a $93,000 or 15% decrease over the $636,000 recorded for 2000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Loan Losses." The decrease in the 2001 provision, as compared to the 2000 provision, is principally due to the reduced rate of growth in total outstanding loans from 85% in 2000 to 29% in 2001. The allowance for loan losses was $1.7 million at December 31, 2001, representing 1.23% of total outstanding loans and 187% of non-performing loans. The allowance for loan losses at December 31, 2000 was $1.4 million or 1.27% of total outstanding loans at that date.

   Other Income. Non-interest income increased by $877,000 or 96% to $1.8 million for the year ended December 31, 2001 compared with $914,000 for the prior year. Non-interest income as a percentage of total revenue increased from 17.7% in 2000 to 26.9% in 2001. The largest components of non-interest income were service charges on deposit accounts of $949,000 in 2001 as compared to $539,000 in 2000 or a 76% increase, fees from mortgage banking operations of $404,000 in 2001 as compared to $190,000 in 2000 or a 113% increase, and fees from factoring operations of $219,000 in 2001 as compared to $127,000 in 2000 or a 72% increase. Service charge income increased primarily as a result of the $16.2 million or 50% increase in deposit transaction accounts from $33.3 million at December 31, 2000 to $49.5 million at December 31, 2001. Fees from mortgage banking operations increased due to the favorable mortgage interest rate environment in 2001. Fees from factoring operations increased due to the $1.1 million or 131% increase in the average balance of factored receivables outstanding during the year, from $857,000 in 2000 to $2.0 million in 2001.

   Other Expenses. Total non-interest expense increased from $4.6 million in 2000 to $5.4 million in 2001. This 16% increase was primarily due to the expansion of the Bank's branches from six to seven and increases in compensation associated with the increase in our mortgage banking operations. The two categories of non-interest expenses most affected were personnel and occupancy expense. These two categories accounted for $640,000 of the $727,000 increase in non-interest expense. Salaries and benefits expense was $2.7 million for the year ended December 31, 2001, representing a $476,000 or 21% increase over the $2.2 million recorded for the prior year. Occupancy and equipment cost was $1.0 million for the year ended December 31, 2001 representing a $164,000 or 19% increase over the $851,000 for the prior year.

   Provision for Income Taxes. Bancshares had no income tax expense or benefit in 2001 or 2000, principally due to adjustments to the valuation allowance associated with deferred tax assets. It is expected that as Bancshares continues to be profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Comparison of Results of Operations for the Years Ended December 31, 2000 and
1999

   Net Loss. Bancshares generated a net loss in 2000 of ($108,000) compared to a net loss in 1999 of ($900,000). On a per share basis (adjusted for the 20% common stock dividend in 1999), earnings were a loss of ($.07) for 2000 compared to a loss of ($.60) for 1999. Return on average assets was (.10%) and (1.99%) and return on average equity was (.95%) and (7.50%) for the two comparative periods ended December 31, 2000 and 1999, respectively.

   Net Interest Income. Net interest income increased $2.2 million from $2.0 million in 1999 to $4.3 million in 2000. Total interest income benefited from strong growth in average earning assets combined with the increase in short-term rates during the period.

   Total average earning assets increased $57.1 million or 135% from an average of $42.3 million in 1999 to an average of $99.4 million in 2000. Bancshares experienced strong loan growth during 2000 with average loans growing by $50.3 million. The increase in average volume for investment sercurities and interest-earning deposits was $6.8 million. The net increase in total interest income was $5.8 million resulting from an increase of $5.2 million due to growth in average earning assets and an increase of $632,000 due to an increase in yield on earning assets. Average interest-bearing liabilities increased by $55.8 million during 2000 of which $49.5 million was attributable to deposits and $6.3 million attributable to borrowings. The net increase in interest expense of $3.6 million resulted from $3.1 million of additional expense due to growth in interest-bearing liabilities and $502,000 due to increases in the cost of funds.

   Net interest margin is interest income earned on loans, securities and other earnings assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2000 was 4.28% compared to 4.81% for 1999. The decline in net interest margin was primarily attributable to the ratio of average interest-earning assets to average interest-bearing liabilities decreasing from 146.63% in 1999 to 117.42% in 2000. This decline is the result of average interest bearing liabilities as a percentage of average total assets increasing from 64% in 1999 to 79% in 2000. The average yield on earning assets for 2000 was 9.30% or 113 basis points higher than the 8.17% for 1999. The cost of interest-bearing liabilities was 5.90% compared with 4.94% for the prior year. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 17 basis points from 3.23% in 1999 to 3.40% in 2000.

   Provision for Loan Losses. Bancshares' provision for loan losses for 2000 was $636,000, representing a $106,000 or 14% decrease over the $742,000 recorded for 1999. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under "Analysis of Loan Losses." The allowance for loan losses was $1.4 million at December 31, 2000, representing 1.27% of total outstanding loans. The allowance for loan losses at December 31, 1999 was $813,000 or 1.37% of total outstanding loans at that date.

   Other Income. Non-interest income increased by $421,000 or 85% to $914,000 million for the year ended December 31, 2000 compared with $493,000 for the prior year. The largest components of non-interest income in the current period were service charges on deposit accounts of $539,000 in 2000 as compared to $149,000 in 1999 or a 262% increase, mortgage loan brokerage fees of $190,000 in 2000 as compared to $340,000 in 1999 or a 44% decrease, and fees from factoring operations of $127,000 in 2000 as compared to $2,000 in 1999. Service charge income increased primarily as a result of the $14.1 million or 73% increase in deposit transaction accounts from $19.2 million at December 31, 1999 to $33.3 million at December 31, 2000. Fees from mortgage banking operations decreased due to the increase in mortgage interest rates in 2000. Fees from factoring operations increased due to the $2.1 million increase in the average balance of factored receivables outstanding during 2000.

   Other Expenses. Total non-interest expense increased from $2.7 million in 1999 to $4.6 million in 2000. This 73% increase was primarily due to the expansion of the Bank's branches from three to six. The two categories of non-interest expenses most affected were personnel and occupancy. These two categories accounted for $1.3 million of the $1.9 million increase in non-interest expense. Salaries and benefits expense was $2.3 million for the year ended December 31, 2000, representing a $1.0 million or 74% increase over the $1.3 million recorded for the prior year. Occupancy and equipment cost was $851,000 for the year ended December 31, 2000 representing a $338,000 or 66% increase over the $513,000 for the prior year. Other expenses were $1.5 million for the year ended December 31, 2000 representing a $661,000 increase over the $880,000 for the prior year also primarily as a direct result of additional branch locations.

   Provision for Income Taxes. Bancshares had no income tax expense or benefit in 2000 or 1999, principally due to the incurrence of net operating losses and adjustments to the valuation allowance associated with deferred tax assets. It is expected that as the Bank becomes profitable and begins to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Liquidity and Capital Resources

   Maintaining adequate liquidity while managing interest rate risk is the primary goal of Bancshares' asset and liability management strategy. Liquidity is the ability to fund the needs of Bancshares' borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank are presently the main sources of Bancshares' liquidity. Bancshares' primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

   As of December 31, 2001, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $36.2 million, which represents 19.9% of total assets and 22.1% of total deposits and borrowings. Supplementing this liquidity, Bancshares has available lines of credit from correspondent banks of approximately $6.5 million and an additional line of credit with the Federal Home Loan Bank equal to 15% of assets (subject to available qualified collateral, with borrowings of $9 million outstanding from the FHLB at December 31, 2001). At December 31, 2001, outstanding commitments to extend credit were $4.0 million and available line of credit balances totaled $22.9 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

   Certificates of deposit represented 68.1% of Bancshares' total deposits at December 31, 2001 down from 72.7% at December 31, 2000. Bancshares' growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 30.9% of Bancshares' total deposits at December 31, 2001. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares' continued retention of those deposits.

   Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2001, both Bancshares and the Bank maintained capital levels exceeding the minimum levels for "well capitalized" bank holding companies and banks.

Capital Ratios

   Bancshares and the Bank are subject to minimum capital requirements. See "SUPERVISION AND REGULATION." As the following table indicates, at December 31, 2001, we exceeded our regulatory capital requirements.

                                                At December 31, 2001
                                           -----------------------------
                                                                 Well-
                                           Actual   Minimum   Capitalized
                                           Ratio  Requirement Requirement
       -                                   ------ ----------- -----------
       American Community Bank:
          Total risk-based capital ratio.. 10.67%    8.00%       10.00%
          Tier 1 risk-based capital ratio.  9.51%    4.00%        6.00%
          Leverage ratio..................  7.94%    4.00%        5.00%
       American Community Bancshares:
          Total risk-based capital ratio.. 11.54%    8.00%          NA
          Tier 1 risk-based capital ratio. 10.38%    4.00%          NA
          Leverage ratio..................  8.66%    4.00%          NA

Asset/Liability Management

   Bancshares' asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond Bancshares' control, such as market interest rates and competition, may also have an impact on Bancshares' interest income and interest expense.

   In the absence of other factors, the yield or return associated with Bancshares' earning assets generally will increase from existing levels when interest rates rise over an extended period of time and, conversely, interest income will decrease when interest rates decline. In general, interest expense will increase when interest rates rise over an extended period of time and, conversely, interest expense will decrease when interest rates decline.

   Interest Rate Gap Analysis.   As a part of its interest rate risk management
policy, Bancshares calculates an interest rate "gap." Interest rate "gap analysis" is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to repricing. A "positive gap" for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a "positive gap" would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its income should be negatively affected. Conversely, the cost of funds for an institution with a "positive gap" would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution's net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a "negative gap."

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a five-year decay schedule. In making the "gap" computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of Bancshares' assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

                                                    Terms to Repricing at December 31, 2001
                                               -------------------------------------------------
                                                            More       More
                                                            Than       Than     More
                                               1 Year or  1 Year to 3 Years to  Than
                                                 Less      3 Years   5 Years   5 Years   Total
-                                              ---------  --------- ---------- -------  --------
                                                             (Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
   Real estate mortgage loans................. $ 46,244    $15,001   $15,444   $ 1,613  $ 78,302
   Home equity lines of credit................   12,996         --        --        --    12,996
   Commercial and industrial loans............   25,496     11,050     2,739        --    39,285
   Loans to individuals.......................    5,135      3,639     1,103        12     9,889
   Lease financing, net.......................      159        425       211        --       795
Interest earning deposits with banks..........   16,926         --        --        --    16,926
Investment securities.........................   10,095      2,570        --        --    12,665
Stock in FHLB of Atlanta......................       --         --        --       450       450
                                               --------    -------   -------   -------  --------
       Total interest-earning assets.......... $117,051    $32,685   $19,497   $ 2,075  $171,308
                                               ========    =======   =======   =======  ========
INTEREST-BEARING LIABILITIES:
   Deposits:
       Interest-bearing demand................ $ 23,475    $ 6,351   $ 3,307   $    --  $ 33,133
       Time...................................   94,116     10,336     1,003        --   105,455
   Borrowings(1)..............................       --      4,000     5,000     1,703    10,703
   Trust preferred securities.................       --         --        --     2,000     2,000
                                               --------    -------   -------   -------  --------
       Total interest-bearing liabilities..... $117,591    $20,687   $ 9,310   $ 3,703  $151,291
                                               ========    =======   =======   =======  ========
INTEREST SENSITIVITY GAP PER
  PERIOD...................................... $   (540)   $11,998   $10,187   $(1,628) $ 20,017
CUMULATIVE INTEREST
  SENSITIVITY GAP............................. $   (540)   $11,458   $21,645   $20,017  $ 20,017
CUMULATIVE GAP AS A PERCENTAGE OF TOTAL
  INTEREST-EARNING ASSETS.....................     (.32)%     6.69%    12.64%    11.68%    11.68%
CUMULATIVE INTEREST-EARNING ASSETS AS A
  PERCENTAGE OF CUMULATIVE INTEREST
  BEARING LIABILITIES.........................    99.54%    108.29%   114.67%   113.23%   113.23%

--------
(1) Includes advances from the Federal Home Loan Bank and capital lease obligations

Impact of Inflation and Changing Prices

   A commercial bank has an asset and liability composition that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

                      AMERICAN COMMUNITY BANCSHARES, INC.

                               TABLE OF CONTENTS

                                                              Page
                                                              No.
                                                              ----
              Independent Auditors' Report................... F-2
              Consolidated Balance Sheets.................... F-3
              Consolidated Statements of Operations.......... F-4
              Consolidated Statements of Stockholders' Equity F-5
              Consolidated Statements of Cash Flows.......... F-6
              Notes to Consolidated Financial Statements..... F-7

                         INDEPENDENT AUDITORS' REPORT

To Stockholders and the Board of Directors
American Community Bancshares, Inc. and Subsidiaries
Monroe, North Carolina

   We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


  /s/  Dixon Odom PLLC
---------------------------

Charlotte, North Carolina
January 18, 2002

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2001 and 2000


                                                                                   2001          2000
                                    ASSETS                                     ------------  ------------
Cash and due from banks....................................................... $  6,583,333  $  3,769,082
Interest-earning deposits with banks..........................................   16,926,003    22,948,824
Investment securities available for sale, at fair value (Note C)..............   12,665,557       151,547
Loans (Note D)................................................................  141,266,675   109,444,184
Allowance for loan losses (Note D)............................................   (1,736,000)   (1,385,000)
                                                                               ------------  ------------
       Net loans..............................................................  139,530,675   108,059,184
Accrued interest receivable...................................................      915,340       663,381
Bank premises and equipment (Note E)..........................................    3,947,063     4,585,252
Federal Home Loan Bank stock, at cost.........................................      450,000       250,000
Other assets..................................................................      937,563       364,884
                                                                               ------------  ------------
       Total assets........................................................... $181,955,534  $140,792,154
                                                                               ============  ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand..................................................................... $ 16,320,830  $ 12,171,605
   Savings....................................................................    2,716,361     1,764,546
   Money market and NOW.......................................................   30,416,779    19,331,451
   Time (Note F)..............................................................  105,454,633    88,780,108
                                                                               ------------  ------------
       Total deposits.........................................................  154,908,603   122,047,710
Advances from Federal Home Loan Bank (Note G).................................    9,000,000     5,000,000
Capital lease obligation (Note H).............................................    1,703,479     1,701,668
Accrued expenses and other liabilities........................................      766,217       596,715
Guaranteed preferred beneficial interests in the Company's junior subordinated
  debentures (Note I).........................................................    2,000,000            --
                                                                               ------------  ------------
       Total liabilities......................................................  168,378,299   129,346,093
                                                                               ------------  ------------
Stockholders' Equity (Notes M and P)
   Preferred stock, no par value, 1,000,000 shares authorized; none issued....           --            --
   Common stock, 2001, $1 par value, 9,000,000 shares authorized, 1,642,241
     and 1,492,063 shares issued and outstanding..............................    1,642,241     1,492,063
   Additional paid-in capital.................................................   12,239,926    11,089,596
   Accumulated deficit........................................................     (391,291)   (1,137,145)
   Accumulated other comprehensive income.....................................       86,359         1,547
                                                                               ------------  ------------
       Total Stockholders' Equity.............................................   13,577,235    11,446,061
                                                                               ------------  ------------
Commitments (Notes E, H, J and N)
       Total liabilities and stockholders' equity............................. $181,955,534  $140,792,154
                                                                               ============  ============

                            See accompanying notes.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2001, 2000 and 1999


                                                                    2001        2000        1999
                                                                 ----------- ----------  ----------
Interest income
   Loans........................................................ $10,806,488 $8,313,909  $3,062,029
   Investments..................................................     630,872     21,874      28,690
   Interest-earning deposits with banks.........................     521,110    911,139     366,128
                                                                 ----------- ----------  ----------
       Total interest income....................................  11,958,470  9,246,922   3,456,847
                                                                 ----------- ----------  ----------
Interest expense
   Money market, NOW and savings deposits.......................     582,456    604,368     237,536
   Time deposits................................................   6,174,731  3,907,665   1,160,029
   Borrowings...................................................     337,348    482,414      26,135
                                                                 ----------- ----------  ----------
       Total interest expense...................................   7,094,535  4,994,447   1,423,700
                                                                 ----------- ----------  ----------
       Net interest income......................................   4,863,935  4,252,475   2,033,147
Provision for loan losses (Note D)..............................     543,361    636,339     742,000
                                                                 ----------- ----------  ----------
       Net interest income after provision for loan losses......   4,320,574  3,616,136   1,291,147
                                                                 ----------- ----------  ----------
Non-interest income
   Service charges on deposit accounts..........................     949,390    538,688     148,964
   Mortgage banking operations..................................     404,422    190,220     340,427
   Factoring operations.........................................     219,036    126,952       1,199
   Other........................................................     217,509     57,735       2,418
                                                                 ----------- ----------  ----------
       Total non-interest income................................   1,790,357    913,595     493,008
                                                                 ----------- ----------  ----------
Non-interest expense
   Salaries and employee benefits...............................   2,718,515  2,242,707   1,287,396
   Occupancy and equipment......................................   1,014,602    850,806     513,211
   Other (Note L)...............................................   1,631,960  1,544,224     883,657
                                                                 ----------- ----------  ----------
       Total non-interest expense...............................   5,365,077  4,637,737   2,684,264
                                                                 ----------- ----------  ----------
       Income (loss) before income taxes........................     745,854   (108,006)   (900,109)
Income taxes (Note K)...........................................          --         --          --
                                                                 ----------- ----------  ----------
       Net income (loss)........................................ $   745,854 $ (108,006) $ (900,109)
                                                                 =========== ==========  ==========
       Basic and diluted net income (loss) per common share..... $       .42 $     (.07) $     (.55)
                                                                 =========== ==========  ==========
Weighted average common shares outstanding, basic and diluted...   1,779,763  1,641,269   1,641,269
                                                                 =========== ==========  ==========

                            See accompanying notes.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 2001, 2000 and 1999


                                                                               Accumulated
                                  Common stock      Additional                    other         Total
                             ---------------------   paid-in     Accumulated  comprehensive stockholders'
                              Shares     Amount      capital       deficit       income        equity
                             --------- -----------  -----------  -----------  ------------- -------------
Balance, January 1, 1999.... 1,243,385 $ 6,216,925  $ 6,364,734  $  (129,030)    $    --     $12,452,629
Net loss....................        --          --           --     (900,109)         --        (900,109)
Common stock issued
  pursuant to:
   20% stock split in the
     form of a dividend.....   248,678   1,243,390   (1,243,390)          --          --              --
                             --------- -----------  -----------  -----------     -------     -----------
Balance, December 31, 1999.. 1,492,063   7,460,315    5,121,344   (1,029,139)         --      11,552,520
Comprehensive loss:
   Net loss.................        --          --           --     (108,006)         --        (108,006)
   Unrealized holding gains
     on available-for-sale
     securities, net........        --          --           --           --       1,547           1,547
                             --------- -----------  -----------  -----------     -------     -----------
Total comprehensive loss....                                                                    (106,459)
                                                                                             -----------
Formation of American
  Community Bancshares, Inc.
  (Note A)..................        --  (5,968,252)   5,968,252           --          --              --
                             --------- -----------  -----------  -----------     -------     -----------
Balance, December 31, 2000.. 1,492,063   1,492,063   11,089,596   (1,137,145)      1,547      11,446,061
Comprehensive income:
   Net income...............        --          --           --      745,854          --         745,854
   Unrealized holding gains
     on available-for-sale
     securities, net........        --          --           --           --      84,812          84,812
                                                                                             -----------
Total comprehensive income..                                                                     830,666
                                                                                             -----------
Common stock issued
  pursuant to:
   Sale of common stock.....   150,178     150,178    1,150,330           --          --       1,300,508
                             --------- -----------  -----------  -----------     -------     -----------
Balance, December 31, 2001.. 1,642,241 $ 1,642,241  $12,239,926  $  (391,291)    $86,359     $13,577,235
                             ========= ===========  ===========  ===========     =======     ===========

                            See accompanying notes.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 2001, 2000 and 1999


                                                                       2001          2000          1999
                                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................. $    745,854  $   (108,006) $   (900,109)
Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
   Depreciation and amortization..................................      332,219       325,294       159,375
   Provision for loan losses......................................      543,361       636,339       742,000
   Deferred income taxes..........................................     (190,000)           --            --
   Gain on sale of investment securities..........................       (3,410)           --            --
   Gain on sale of foreclosed assets..............................      (37,177)           --            --
   Deferred gain of sale of bank premises and equipment...........     (147,156)           --            --
   (Increase) decrease in loans held for sale.....................           --     1,072,261    (1,072,261)
   Interest added to capital lease obligation.....................        1,811         1,668            --
   Change in assets and liabilities:
       Increase in accrued interest receivable....................     (251,959)     (364,381)     (235,025)
       Increase in other assets...................................     (343,049)       (7,004)     (276,667)
       Increase in accrued expenses and other liabilities.........      169,502       242,338       132,077
                                                                   ------------  ------------  ------------
          Net cash provided (used) by operating activities........      819,996     1,798,509    (1,450,610)
                                                                   ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale.............  (22,276,339)     (150,000)           --
Maturities of securities available for sale.......................    5,000,000            --            --
Proceeds from sale of securities available for sale...............    4,981,929            --            --
Net increase in loans from originations and repayments............  (32,591,669)  (50,202,072)  (54,526,607)
Purchases of bank premises and equipment..........................     (572,020)   (2,066,188)     (829,151)
Proceeds from sale of bank premises and equipment.................      947,944            --            --
Proceeds from sale of foreclosed assets...........................      525,150            --            --
Investment in foreclosed assets...................................       (4,962)           --            --
Purchase of Federal Home Loan Bank stock..........................     (200,000)           --      (212,600)
                                                                   ------------  ------------  ------------
   Net cash used by investing activities..........................  (44,189,967)  (52,418,260)  (55,568,358)
                                                                   ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits...................................   16,186,368    14,051,643    16,182,141
Net increase in time deposits.....................................   16,674,525    53,008,857    31,127,160
Proceeds from sale of common stock................................    1,300,508            --            --
Proceeds from issuance of trust preferred securities..............    2,000,000            --            --
Advances from Federal Home Loan Bank..............................    4,000,000            --     5,000,000
                                                                   ------------  ------------  ------------
   Net cash provided by financing activities......................   40,161,401    67,060,500    52,309,301
                                                                   ------------  ------------  ------------
       Net increase (decrease) in cash and cash equivalents.......   (3,208,570)   16,440,749    (4,709,667)
Cash and cash equivalents, beginning..............................   26,717,906    10,277,157    14,986,824
                                                                   ------------  ------------  ------------
Cash and cash equivalents, ending................................. $ 23,509,336  $ 26,717,906  $ 10,277,157
                                                                   ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE S)

                            See accompanying notes.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999


NOTE A--ORGANIZATION AND OPERATIONS

   In April 2000, American Community Bancshares, Inc. ("Bancshares") was formed as a holding company for American Community Bank. Upon formation, one share of Bancshares' $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community Bank's $5 par value common stock. Bancshares currently has no material operations and conducts no business on its own other than owning its wholly owned subsidiaries, American Community Bank and American Community Capital Trust I.

   American Community Bank (the "Bank") was incorporated on November 13, 1998 and began banking operations on November 16, 1998. The Bank is engaged in general commercial and retail banking in Union and Mecklenburg Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

   Bancshares formed American Community Capital Trust I (the "Trust") during 2001 in order to facilitate the issuance of trust preferred securities. The Trust is a statutory business trust formed under the laws of the State of Delaware, of which all common securities are owned by Bancshares.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

   The accompanying consolidated financial statements include the accounts of American Community Bancshares, Inc., American Community Bank, and American Community Capital Trust I, together referred to herein as the "Company." All significant inter-company transactions and balances are eliminated in consolidation.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

  Cash Equivalents

   For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "cash and due from banks" and "interest-earning deposits with banks."

  Securities Available for Sale

   Available-for-sale securities are reported at fair value and consist of bonds and notes not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

  Securities Held to Maturity

   Bonds and notes for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

  Loans Held for Sale

   Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  Loans

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

  Allowance for Loan Losses

   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management's best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

   The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Because American Community Bank has been in existence for a relatively short time, and therefore has a limited history, management has also considered in applying its analytical methodology the loss experience and allowance levels of other community banks. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

   Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans that are collateral dependent is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if readily determinable. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999

uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require American Community Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

  Transfers of Financial Assets

   Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

  Foreclosed Assets

   Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

  Bank Premises and Equipment

   Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or, for those assets leased under capital leases, the lease term which is 30 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

  Federal Home Loan Bank Stock

   As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta ("FHLB"). This investment is carried at cost.

  Income Taxes

   Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are also recognized for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

  Stock Compensation Plans

   Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans,

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999

whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

  Comprehensive Income

   Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

   The components of other comprehensive income and related tax effects are as follows:

                                                                    2001     2000  1999
                                                                  --------  ------ ----
Unrealized holding gains on available-for-sale securities........ $142,398  $1,547 $--
Reclassification adjustment for losses (gains) realized in income   (3,410)     --  --
                                                                  --------  ------ ---
Net unrealized gains.............................................  138,988   1,547  --
Tax effect.......................................................  (54,176)     --  --
                                                                  --------  ------ ---
Net of tax amount................................................ $ 84,812  $1,547 $--
                                                                  ========  ====== ===

  Per Share Results

   During 1999, the Company effected a five-for-four stock split in the form of a 20% dividend. On December 18, 2001, the Company declared an eleven-for-ten stock split to be effected in the form of a 10% stock dividend for stockholders of record on January 16, 2002 and payable January 31, 2002. Basic and diluted net income (loss) per common share have been computed by dividing net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period after retroactively adjusting for these stock dividends.

   Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The Company's outstanding stock options did not have a dilutive effect on the computation of earnings per share; therefore, for 2001, 2000 and 1999, basic and diluted earnings per common share are the same amounts.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


  Segment Reporting

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company's operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

  Derivative Financial Statements

   On January 1, 2001, the Bank adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company has no derivative financial instruments and does not engage in any hedging activities; accordingly, the adoption of the statement did not affect the Company's financial statements.

  Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Since the Company does not have goodwill or other intangible assets, the adoption of SFAS Nos. 141 and 142 on January 1, 2002 is not expected to significantly affect the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of liability initially measured at fair value. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002, though early adoption is encouraged. The application of this statement is not expected to have a material impact on the Company's financial statements.

   SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 applies to all long-lived assets including discontinued operations, and amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and its provisions are generally expected to be applied prospectively. The application of this statement is not expected to have a material impact on the Company's financial statements.

  Reclassifications

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on net income (loss) or stockholders' equity as previously reported.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


NOTE C--INVESTMENT SECURITIES

   The following is a summary of the securities portfolio by major classification at December 31, 2001 and 2000:

                                                     2001
                               ------------------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                               Amortized Cost   Gains      Losses   Fair Value
                               -------------- ---------- ---------- -----------
Securities available for sale:
   U. S. Government agencies..  $12,525,022    $140,535     $--     $12,665,557
                                ===========    ========     ===     ===========

                                                     2000
                               ------------------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                               Amortized Cost   Gains      Losses   Fair Value
                               -------------- ---------- ---------- -----------
Securities available for sale:
   U. S. Government agencies..  $   150,000    $  1,547     $--     $   151,547
                                ===========    ========     ===     ===========

   The amortized cost and fair values of securities available for sale at December 31, 2001 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                 At December 31, 2001
                                               -------------------------
                                               Amortized Cost Fair Value
                                               -------------- ----------
                                                (Dollars in thousands)
        Due within one year...................    $10,004      $10,095
        Due after one year through five years.      2,521        2,571
        Due after five years through ten years         --           --
        Due after ten years...................         --           --
                                                  -------      -------
           Total..............................    $12,525      $12,666
                                                  =======      =======

   Securities with carrying values of $150,845 and $151,547 at December 31, 2001 and 2000, respectively, were pledged to secure public monies on deposit as required by law.

NOTE D--LOANS AND THE ALLOWANCE FOR LOAN LOSSES

   Following is a summary of loans at December 31, 2001 and 2000:

                                           2001                 2000
                                   -------------------  -------------------
                                      Amount    Percent    Amount    Percent
                                   ------------ ------- ------------ -------
   Real estate mortgage loans:
      1-4 family.................. $ 10,328,927   7.31% $  9,105,541   8.32%
      Commercial mortgage.........   54,281,425  38.43%   29,538,323  26.99%
      Construction/development....   13,692,148   9.69%   17,084,944  15.61%
   Home equity lines of credit....   12,995,761   9.20%    9,693,846   8.86%
   Commercial and industrial loans   39,284,542  27.81%   35,673,375  32.59%
   Loans to individuals...........    9,889,046   7.00%    8,348,155   7.63%
   Lease financing, net...........      794,826     56%           --     --
                                   ------------ ------  ------------ ------
   Subtotal.......................  141,266,675 100.00%  109,444,184 100.00%
                                                ======               ======

   Allowance for loan losses......    1,736,000            1,385,000
                                   ------------         ------------
   Total.......................... $139,530,675         $108,059,184
                                   ============         ============

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


   Loans are primarily made in Union and Mecklenburg Counties, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

   Impaired loans consist of nonaccrual loans which aggregated $930,000 and $158,000 at December 31, 2001 and 2000, respectively.

   The Company has granted loans to certain directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management's opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their related interests follows:

  Loans to directors and officers as a group at January 1, 2001.. $ 4,705,306
  Disbursements during year ended December 31, 2001..............     954,080
  Amounts collected during year ended December 31, 2001..........  (1,587,581)
                                                                  -----------
  Loans to directors and officers as a group at December 31, 2001 $ 4,071,805
                                                                  ===========

   At December 31, 2001, the Company had pre-approved but unused lines of credit totaling $1,077,013 to directors, executive officers and their related interests.

   An analysis of the allowance for loan losses follows:

                                           2001        2000      1999
                                        ----------  ---------- --------
        Balance at beginning of period. $1,385,000  $  813,000 $ 71,000
                                        ----------  ---------- --------
        Provision charged to operations    543,361     636,339  742,000
                                        ----------  ---------- --------
        Charge-offs....................    196,035      64,339       --
        Recoveries.....................     (3,674)         --       --
                                        ----------  ---------- --------
        Net charge-offs................    192,361      64,339       --
                                        ----------  ---------- --------
        Balance at end of period....... $1,736,000  $1,385,000 $813,000
                                        ==========  ========== ========

NOTE E--BANK PREMISES AND EQUIPMENT

   Following is a summary of bank premises and equipment at December 31, 2001 and 2000:

                                                       2001        2000
                                                    ----------  ----------
     Land.......................................... $  661,668  $  835,935
     Buildings and leasehold improvements..........  2,110,735   2,093,698
     Furniture and equipment.......................  1,701,153   1,540,180
     Construction in progress......................    380,275     612,786
                                                    ----------  ----------
                                                     4,853,831   5,082,599
     Less accumulated depreciation and amortization   (906,768)   (497,347)
                                                    ----------  ----------
     Total......................................... $3,947,063  $4,585,252
                                                    ==========  ==========

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


   Depreciation and amortization expense amounting to $409,421, $325,294 and $159,375 for the years ended December 31, 2001, 2000 and 1999, respectively, is included in occupancy and equipment expense.

   At December 31, 2001, the Company has remaining contractual commitments of approximately $616,000 for the construction of a new branch costing approximately $716,000.

NOTE F--DEPOSITS

   Time deposits in denominations of $100,000 or more were $47,795,632 and $41,992,074 at December 31, 2001 and 2000, respectively.

   At December 31, 2001, the scheduled maturities of certificates of deposit were as follows:

                            Less than  $100,000 or
                            $100,000      more        Total
                           ----------- ----------- ------------
                2002...... $51,846,621 $42,079,674 $ 93,926,295
                2003......   2,188,961   1,566,810    3,755,771
                2004......   3,015,195   3,565,114    6,580,309
                2005......     389,375     473,157      862,532
                Thereafter     218,849     110,877      329,726
                           ----------- ----------- ------------
                Total..... $57,659,001 $47,795,632 $105,454,633
                           =========== =========== ============

NOTE G--BORROWINGS

   Advances from the Federal Home Loan Bank of Atlanta consisted of the following at December 31, 2001 and 2000:

                                                                              2001       2000
                                                                           ---------- ----------
6.76% due on March 30, 2001............................................... $       -- $5,000,000
4.77% due on June 30, 2003................................................  2,000,000         --
5.24% due on June 28, 2004................................................  2,000,000         --
4.85% due on December 19,2011, callable one time only on December 19, 2006  5,000,000         --
                                                                           ---------- ----------
Total..................................................................... $9,000,000 $5,000,000
                                                                           ========== ==========

   Pursuant to collateral agreements with the Federal Home Loan Bank, advances are secured by a blanket lien on the loan portfolio.

   The Company also had available lines of credit totaling $6.5 million from correspondent banks at December 31, 2001.

NOTE H--LEASES

  Operating Leases

   The Company has entered into non-cancelable operating leases for the land on which its main office is located and for other branch facilities and equipment. These leases have terms from five to thirty years. In 2001, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Marshville branch property and leased it back for a period of ten years with two renewal options for five years

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999

each. The leaseback has been accounted for as an operating lease. The gain of $147,156 realized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease. Future rentals under these leases are as follows:

                              Related
                               Party      Other      Total
                             ---------- ---------- ----------
                  2002...... $  121,101 $  237,779 $  358,880
                  2003......    121,101    231,707    352,808
                  2004......    121,101    235,432    356,533
                  2005......     93,970    190,383    284,353
                  2006......     62,733    187,124    249,857
                  2007--2019  1,678,325  1,377,507  3,055,832
                             ---------- ---------- ----------
                  Total..... $2,198,331 $2,459,932 $4,658,263
                             ========== ========== ==========

   Total rent expense under operating leases was approximately $293,000, $256,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Capital Lease Obligation

   The Company leases its main office facility under a capitalized lease. Leases that meet the criteria for capitalization under generally accepted accounting principles are recorded as assets and the related obligations are reflected as obligations under capital leases on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2001 and 2000 is $1.7 million as the capitalized cost of the Company's main office and accumulated amortization of $91,601 and $48,003 at December 31, 2001 and 2000, respectively.

   At December 31, 2001, aggregate future minimum lease payments due under this capital lease obligation are as follows:

            2002....................................... $   138,372
            2003.......................................     138,372
            2004.......................................     138,372
            2005.......................................     148,057
            2006.......................................     148,057
            2007--2019.................................   3,961,083
                                                        -----------
            Total minimum lease payments...............   4,672,313
            Less amount representing interest..........  (2,968,834)
                                                        -----------
            Present value of net minimum lease payments $ 1,703,479
                                                        ===========

   Both the operating and capital leases regarding the Company's main office discussed above are leased from a director. Prior to the main facility being completed in November 1999, the Company leased land for its temporary banking facility from that same director. Total lease payments of $298,523, $277,601 and $55,975 were paid to this director under these leases during 2001, 2000 and 1999, respectively.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


NOTE I--GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES

   The Company has a cumulative trust preferred security (the "Trust Preferred") outstanding through a wholly owned subsidiary. The Trust issuer has invested the total proceeds from the sale of the Trust Preferred in the Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company.

   On December 31, 2001, $2 million of trust preferred securities were placed through American Community Capital Trust I (the "Trust"). The preferred securities pay cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred up to five years. Unpaid distributions will be accrued as a component of interest expense. The preferred securities are redeemable on December 31, 2006 or afterwards at the par of $1,000 per share. Redemption is mandatory at December 31, 2032. The proceeds of the preferred securities were invested by the Trust in $2 million principal amount of 9% junior subordinated debentures of the Company due December 31, 2032. The Company guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. The preferred securities qualify as Tier I capital for regulatory capital purposes.

   A description of the Trust Preferred securities outstanding is as follows:

                                                                         Principal Amount
                                                                         ----------------
                                    Date of   Shares Interest  Maturity
Issuing Entity                      Issuance  Issued   Rate      Date       2001     2000
--------------                     ---------- ------ -------- ---------- ----------  ----
American Community Capital Trust I 12/31/2001 2,000    9.00%  12/31/2031 $2,000,000  $--

NOTE J--OTHER COMMITMENTS AND CONTRACTS

   The Company has entered into a non-cancelable contract with a third party for data processing services. The estimated future minimum payments required under this contract for the years ending December 31 are as follows:

                                 2002. $221,000
                                 2003.  238,000
                                       --------
                                 Total $459,000
                                       ========

   The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

NOTE K--INCOME TAXES

   The significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                               2001       2000      1999
                                                                             ---------  --------  ---------
Current tax provision....................................................... $ 190,000  $     --  $      --
Deferred tax provision (benefit)............................................    63,000   (32,000)  (342,000)
                                                                             ---------  --------  ---------
Provision for income tax expense (benefit) before adjustment to deferred tax
  asset valuation allowance.................................................   253,000   (32,000)  (342,000)
Increase (decrease) in valuation allowance..................................  (253,000)   32,000    342,000
                                                                             ---------  --------  ---------
Net provision for income taxes.............................................. $      --  $     --  $      --
                                                                             =========  ========  =========

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


   The difference between the provisions for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income
(loss) before income taxes is summarized below:

                                                                2001       2000      1999
                                                              ---------  --------  ---------
Taxes (benefit) computed at statutory rate of 34%............ $ 254,000  $(37,000) $(306,000)
Effect of state income taxes.................................    34,000    (5,000)   (44,000)
Other........................................................   (35,000)   10,000      8,000
Increase (decrease) in deferred tax asset Valuation allowance  (253,000)   32,000    342,000
                                                              ---------  --------  ---------
                                                              $      --  $     --  $      --
                                                              =========  ========  =========

   Significant components of deferred taxes at December 31, 2001 and 2000 are as follows:

                                                            2001       2000
                                                          ---------  ---------
Deferred tax assets:
   Allowance for loan losses............................. $ 543,000  $ 421,000
   Pre-opening costs and expenses........................   120,000    186,000
   Net operating loss carryforwards......................        --    170,000
   Capital lease.........................................    37,000     19,000
   Deferred gain on sale-leaseback.......................    56,000
   Other.................................................        --      4,000
                                                          ---------  ---------
       Total deferred tax assets.........................   756,000    800,000
   Valuation allowance...................................  (479,000)  (732,000)
                                                          ---------  ---------
       Net deferred tax assets...........................   277,000     68,000
                                                          ---------  ---------
Deferred tax liabilities:
   Premises and equipment................................   (87,000)   (68,000)
   Net unrealized gains on available-for-sale securities.   (54,000)        --
                                                          ---------  ---------
       Total deferred tax liabilities....................  (141,000)   (68,000)
                                                          ---------  ---------
       Net recorded deferred tax assets.................. $ 136,000  $      --
                                                          =========  =========

NOTE L--OTHER NON-INTEREST EXPENSE

   The major components of other non-interest expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                 2001       2000      1999
                                              ---------- ---------- --------
    Postage, printing and office supplies.... $  234,988 $  293,221 $165,280
    Advertising and promotion................    138,628    237,974  169,641
    Travel, meals, dues and subscriptions....    128,179    165,431  132,568
    Telephone................................    116,519     60,720   37,585
    Other....................................    405,408    329,561  128,806
    Data processing and technology...........    365,333    228,592  110,791
    Professional fees and contracted services    242,905    228,725  138,986
                                              ---------- ---------- --------
    Total.................................... $1,631,960 $1,544,224 $883,657
                                              ========== ========== ========

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


NOTE M--REGULATORY MATTERS

   The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

   As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table.

                                                                       Minimum To Be
                                                                     Well Capitalized
                                                        Minimum For    Under Prompt
                                                          Capital    Corrective Action
                                            Actual      Requirement     Provisions
                                        -------------  ------------  ----------------
                                        Amount  Ratio  Amount  Ratio  Amount    Ratio
                                        ------- -----  ------- -----  -------   -----
                                                    (Dollars in Thousands)
December 31, 2001:
Total Capital to Risk Weighted Assets:
   Consolidated........................ $17,226 11.54% $11,938 8.00% $   N/A      N/A
   American Community Bank.............  15,926 10.67%  11,938 8.00%  14,923    10.00%
Tier 1 Capital to Risk Weighted Assets:
   Consolidated........................  15,490 10.38%   5,969 4.00%     N/A      N/A
   American Community Bank.............  14,190  9.51%   5,969 4.00%   8,954     6.00%
Tier 1 Capital to Average Assets:
   Consolidated........................  15,490  8.66%   7,151 4.00%     N/A      N/A
   American Community Bank.............  14,190  7.94%   7,151 4.00%   8,939     5.00%

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


                                                                      Minimum To Be
                                                                    Well Capitalized
                                                       Minimum For    Under Prompt
                                                         Capital    Corrective Action
                                            Actual     Requirement     Provisions
                                        -------------  -----------  ----------------
                                        Amount  Ratio  Amount Ratio  Amount    Ratio
                                        ------- -----  ------ ----- -------   ------
                                                   (Dollars in Thousands)
December 31, 2000:
Total Capital to Risk Weighted Assets:
   Consolidated........................ $12,830 10.83% $9,480 8.00% $   N/A   $  N/A
   American Community Bank.............  12,830 10.83%  9,480 8.00%  11,850    10.00%
Tier 1 Capital to Risk Weighted Assets:
   Consolidated........................  11,445  9.66%  4,740 4.00%     N/A      N/A
   American Community Bank.............  11,445  9.66%  4,740 4.00%   7,110     6.00%
Tier 1 Capital to Average Assets:
   Consolidated........................  11,445 13.10%  3,493 4.00%     N/A      N/A
   American Community Bank.............  11,445 13.10%  3,493 4.00%   4,366     5.00%

NOTE N--OFF-BALANCE SHEET RISK

   The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

   A summary of the contract amounts of the Company's exposure to off-balance sheet credit risk as of December 31, 2001 is as follows:

Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit.................................... $ 3,958,848
   Undisbursed lines of credit.....................................  14,729,882
   Undisbursed portion of construction loans.......................   8,121,961

NOTE O--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

   Financial instruments for which fair value disclosures are required include cash and due from banks, interest-earning deposits with banks, investment securities, loans, Federal Home Loan bank stock, deposit accounts, advances from the Federal Home Loan Bank and trust preferred securities. Fair value estimates are

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999

made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Due from Banks and Interest-earning Deposits with Banks

   The carrying amounts for cash and due from banks and interest-earning deposits with banks approximate fair value because of the short maturities of those instruments.

  Investment Securities

   Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

  Loans

   For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

  Federal Home Loan Bank Stock

   The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

  Deposits

   The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for instruments of similar remaining maturities.

  Advances from Federal Home Loan Bank

   The fair value of advances from the Federal Home Loan Bank is based upon the discounted value when using current rates at which borrowings of similar maturity could be obtained.

  Trust Preferred Securities

   The fair values for trust preferred securities are equal to their carrying value since the securities were issued on December 31, 2001.

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


  Financial Instruments with Off-Balance Sheet Risk

   With regard to financial instruments with off-balance sheet risk discussed in Note N, it is not practicable to estimate the fair value of future financing commitments.

   The carrying amounts and estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000:

                                                2001                2000
                                         ------------------- -------------------
                                         Carrying Estimated  Carrying Estimated
                                          amount  fair value  amount  fair value
                                         -------- ---------- -------- ----------
                                                 (Dollars in thousands)
Financial assets:
   Cash and due from banks.............. $  6,583  $  6,583  $  3,769  $  3,769
   Interest-earning deposits with banks.   16,926    16,926    22,949    22,949
   Investment securities................   12,666    12,666       152       152
   Loans................................  139,531   138,892   108,059   107,942
   Federal Home Loan Bank stock.........      450       450       250       250
Financial liabilities:
   Deposits.............................  154,909   153,323   122,048   119,162
   Advances from Federal Home Loan Bank.    9,000     8,916     5,000     4,999
   Trust preferred securities...........    2,000        --        --        --

NOTE P--EMPLOYEE AND DIRECTOR BENEFIT PLANS

  401(k) Retirement Plan

   The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of 3.0% of each employee's salary. Contributions are funded when accrued. Expenses totaled $58,039, $35,351 and $21,776 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Stock Option Plans

   During 1999 the Company adopted, with shareholder approval, an Employee Stock Option Plan (the "Employee Plan") and a Director Stock Option Plan (the "Director Plan"). Each plan makes available options to purchase 149,206 shares of the Company's common stock for an aggregate number of common shares reserved for options under these plans of 298,412. The options granted under the Director Plan vested immediately at the time of grant, while the options granted under the Employee Plan vest over a five-year period. During 2001 the Company adopted, with shareholder approval, the 2001 Incentive Stock Option Plan (the "Incentive Option Plan"). The Incentive Option Plan makes available options to purchase 82,000 shares of the Company's common stock at a price not less than the fair value of the Company's common shares on the date of grant. The options granted under the Incentive Option Plan vest over a five-year period. Unexercised options, for all of the aforementioned plans, expire ten years after the date of grant. The exercise price of all options granted to date is the fair value of the Company's common shares on the date of grant. A summary of the Company's option plans

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999

as of and for the years ended December 31, 2001, 2000 and 1999, after retroactively adjusting for the stock dividend paid in 1999, is as follows:

                                                                   Outstanding Options
                                                                --------------------------
                                               Shares available                Weighted
                                                  for future      Number       average
                                                    grants      outstanding exercise price
                                               ---------------- ----------- --------------
At adoption...................................      298,412            --       $  --
   Options granted............................     (298,412)      298,412        9.19
   Options exercised..........................           --            --          --
   Options forfeited..........................           --            --          --
                                                   --------       -------       -----
At December 31, 1999..........................           --       298,412        9.19
   Options granted............................           --            --          --
   Options exercised..........................           --            --          --
   Options forfeited..........................           --            --          --
                                                   --------       -------       -----
At December 31, 2000..........................           --       298,412        9.19
   Adoption of the 2001 Incentive Option Plan.       82,000            --          --
   Options granted............................      (37,462)       37,462        7.82
   Options exercised..........................           --            --          --
   Options forfeited..........................        1,100        (1,100)       9.17
                                                   --------       -------       -----
At December 31, 2001..........................       45,638       334,774       $9.02
                                                   ========       =======       =====

   At December 31, 2001, there were 208,888 exercisable options with a weighted average exercise price of $9.18. At December 31, 2000, there were 179,206 exercisable options with a weighted average exercise price of $9.17. At December 31, 1999, there were 149,206 exercisable options with a weighted average exercise price of $9.17.


   No compensation cost is recognized by the Company when stock options are granted because the exercise price equals the market price of the underlying common stock on the date of the grant. If the Company had used the fair value-based method of accounting for stock options for 2001, 2000 and 1999, compensation costs would have increased by $69,000 in 2001 and 2000, and $400,000 in 1999. The proforma effects on net income (loss) and net income
(loss) per common share, together with the assumptions used in estimating the fair values of options granted, are displayed below:

                                                    2001     2000     1999
                                                  --------  ------  --------
                                                    (Dollars in thousands)
   Net income (loss):
      As reported................................ $    746  $ (108) $   (900)
      Proforma...................................      677    (177)   (1,300)
   Basic and diluted net income (loss) per share:
      As reported................................     0.42   (0.07)    (0.55)
      Proforma...................................     0.38   (0.11)    (0.79)
   Assumptions in estimating option values:
      Risk-free interest rate....................     3.50%     NA      4.75%
      Dividend yield.............................      -- %     NA       -- %
      Volatility.................................    23.19%     NA      5.00%
      Expected life..............................  7 years      NA   5 years

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


  Employment Agreement

   The Company has entered into an employment agreement with its chief executive officer to ensure a stable and competent management base. The agreement provides for a five-year term, but the agreement may be extended for an additional year at the end of the initial term and annually thereafter. The agreement provides for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer's right to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreement, the Company or any successor to the Company will be bound to the terms of the contract.

NOTE Q--SALE OF COMMON STOCK

   The Company completed the sale of 150,178 shares of its common stock at $9.50 per share on March 21, 2001. Expenses associated with the sale amounted to $126,182 resulting in net proceeds from the offering of $1,300,508.

NOTE R--PARENT COMPANY FINANCIAL DATA

   Following are condensed financial statements of American Community Bancshares, Inc., which was formed during 2000, as of and for the years ended December 31, 2001 and 2000:

                  Condensed Statements of Financial Condition

                                                         2001         2000
                                                      -----------  -----------
Assets:
   Cash and due from banks........................... $ 1,298,992  $        --
   Investment in American Community Bank.............  12,276,727   11,446,061
   Investment in American Community Capital Trust I..      61,860           --
   Note receivable from American Community Bank......   2,000,000           --
   Other assets......................................       1,516           --
                                                      -----------  -----------
                                                      $15,639,095  $11,446,061
                                                      ===========  ===========
Liabilities and Stockholders' Equity:
   Liabilities:
       Due to American Community Capital Trust I..... $ 2,061,860  $        --
                                                      -----------  -----------
   Stockholders' Equity:
       Common stock..................................   1,642,241    1,492,063
       Additional paid-in capital....................  12,239,926   11,089,596
       Accumulated deficit...........................    (391,291)  (1,137,145)
       Accumulated other comprehensive income........      86,359        1,547
                                                      -----------  -----------
       Total stockholders' equity....................  13,577,235   11,446,061
                                                      -----------  -----------
                                                      $15,639,095  $11,446,061
                                                      ===========  ===========

                      Condensed Statements of Operations

                                                           2001     2000
                                                         -------- ---------
    Equity in earnings (loss) of American Community Bank $745,854 $(108,006)
                                                         ======== =========

             AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

                       December 31, 2001, 2000 and 1999


                      Condensed Statements of Cash Flows

                                                                                2001       2000
                                                                             ----------  ---------
Cash flows from operating activities
   Net income (loss)........................................................ $  745,854  $(108,006)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Equity in (earnings) loss of American Community Bank.................   (745,854)   108,006
                                                                             ----------  ---------
       Change in assets and liabilities:
          Increase in other assets..........................................     (1,516)        --
                                                                             ----------  ---------
          Net cash used by operating activities.............................     (1,516)        --
                                                                             ----------  ---------
Cash flows from financing activities
   Proceeds from sale of common stock.......................................  1,300,508         --
                                                                             ----------  ---------
          Net cash provided by financing activities.........................  1,300,508         --
                                                                             ----------  ---------
          Net increase in cash and cash equivalents.........................  1,298,992         --
Cash and cash equivalents, beginning........................................         --         --
                                                                             ----------  ---------
          Cash and cash equivalents, ending................................. $1,298,992  $      --
                                                                             ==========  =========

NOTE S--SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

                                                                          2001       2000       1999
                                                                       ---------- ---------- ----------
Supplemental Disclosure of Cash Flow Information
   Cash paid during the year for:
       Interest....................................................... $7,346,239 $4,637,053 $1,296,448
       Income taxes...................................................         --         --         --
Supplemental Disclosure of Noncash Investing and Financing
  Activities
   Transfer of loans to foreclosed assets............................. $  576,817 $       --         --
   Change in unrealized gain on available-for-sale securities, net of
     tax..............................................................     84,812      1,547         --
   Acquisition of bank premises and equipment through obligation
     under capital lease..............................................         --  1,700,000         --

   (a) Index to Exhibits

Exhibit
Number     Description of Exhibit
------     ----------------------

  3.1      Registrant's Articles of Incorporation *

  3.2      Registrant's Bylaws *

  4.1      Specimen Stock Certificate*

 10.1      Employment Agreement of Randy P. Helton*

 10.2      1999 Incentive Stock Option Plan*

 10.3      1999 Nonstatutory Stock Option Plan*

 10.4      401(k) Plan*

 10.5(i)   Issuance of Trust Preferred Securities by American Community Capital Trust I Indenture dated
             December 31, 2001***

 10.5(ii)  Issuance of Trust Preferred Securities by American Community Capital Trust I Expense Agreement
             dated December 31, 2001***

   10(iii) Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and
             Restated Trust Agreement dated March 1, 2002***

   10(iv)  Issuance of Trust Preferred Securities by American Community Capital Trust I Supplemental
             Indenture dated March 1, 2002***

   10(v)   Issuance of Trust Preferred Securities by American Community Capital Trust I Subordinated
             Debenture dated March 1, 2002 ($2,061,860) ***

   10(vi)  Issuance of Trust Preferred Securities by American Community Capital Trust I Subordinated
             Debenture dated March 1, 2002 ($1,546,000) ***

   10(vii) Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and
             Restated Preferred Securities Guarantee Agreement dated March 1, 2002***

 10.6      2001 Incentive Stock Option Plan**

   21      Subsidiaries of Registrant***

   99      Registrant's Definitive Proxy Statement****

--------
* Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (File No. 333-31148)
** Incorporated by reference from exhibit 10.5 to Registrant's Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*** Incorporated by reference from Registrant's Registration Statement on Form
    SB-2 (File No. 333-84484)
**** Filed with the Commission pursuant to Rule 14a-6.

(b) Reports on Form 8-K.

   A Form 8-K was filed on December 21, 2001 reporting under Item 5 a 10% stock dividend payable in the first quarter of 2002.

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  /s/  RANDY P. HELTON
                                          _____________________________________
                                                      Randy P. Helton
                                               President and Chief Executive
                                                          Officer

March 27, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/  RANDY P. HELTON             March 27, 2002
-----------------------------
 Randy P. Helton, President,
 Chief Executive Officer and
          Director

   /s/  DAN R. ELLIS, JR.            March 27, 2002
-----------------------------
  Dan R. Ellis, Jr., Chief
      Financial Officer

   /s/  ROBERT D. DINSMORE           March 27, 2002
-----------------------------
Robert D. Dinsmore, Director

    /s/  FRANK L. GENTRY             March 27, 2002
-----------------------------
       Frank L. Gentry

     /s/  THOMAS J. HALL             March 27, 2002
-----------------------------
  Thomas J. Hall, Director

     /s/  LARRY S. HELMS             March 27, 2002
-----------------------------
  Larry S. Helms, Director

    /s/  KENNETH W. LONG             March 27, 2002
-----------------------------
  Kenneth W. Long, Director

   /s/  L. STEVEN PHILIPS            March 27, 2002
-----------------------------
L. Steven Phillips, Director

    /s/  ALISON J. SMITH             March 27, 2002
-----------------------------
  Alison J. Smith, Director

    /s/  L. CARLTON TYSON            March 27, 2002
-----------------------------
 L. Carlton Tyson, Director

    /s/  DAVID D. WHITLEY            March 27, 2002
-----------------------------
 David D. Whitley, Director

    /s/  GREGORY N. WYLIE            March 27, 2002
-----------------------------
 Gregory N. Wylie, Director

Exhibit
Number     Description of Exhibit
------     ----------------------

   3.1     Registrant's Articles of Incorporation*

   3.2     Registrant's Bylaws*

   4.1     Specimen Stock Certificate*

  10.1     Employment Agreement of Randy P. Helton*

  10.2     1999 Incentive Stock Option Plan*

  10.3     1999 Nonstatutory Stock Option Plan*

  10.4     401(k) Plan*

  10.5(i)  Issuance of Trust Preferred Securities by American Community Capital Trust I Indenture dated
             December 31, 2001***

  10.5(ii) Issuance of Trust Preferred Securities by American Community Capital Trust I Expense Agreement
             dated December 31, 2001***

  10(iii)  Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and
             Restated Trust Agreement dated March 1, 2002***

  10(iv)   Issuance of Trust Preferred Securities by American Community Capital Trust I Supplemental
             Indenture dated March 1, 2002***

  10(v)    Issuance of Trust Preferred Securities by American Community Capital Trust I Subordinated
             Debenture dated March 1, 2002 ($2,061,860)***

  10(vi)   Issuance of Trust Preferred Securities by American Community Capital Trust I Subordinated
             Debenture dated March 1, 2002 ($1,546,000)***

  10(vii)  Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and
             Restated Preferred Securities Guarantee Agreement dated March 1, 2002***

  10.6     2001 Incentive Stock Option Plan**

  21       Subsidiaries of Registrant***

  99       Registrant's Definitive Proxy Statement****

--------
* Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (File No. 333-31148)
** Incorporated by reference from exhibit 10.5 to Registrant's Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*** Incorporated by reference from Registrant's Registration Statement on Form
    SB-2 (File No. 333-84484)
**** Filed with the Commission pursuant to Rule 14a-6.