Form 10QSB
period 2002-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2002-05-14
CIK 1106980

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002


                     [_] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________


                        Commission File Number 000-30517


                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NORTH CAROLINA                               56-2179531
----------------------------------------        --------------------------------
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

As of March 31, 2002, 1,823,876 shares of the issuer's common stock, no par value, were outstanding.

This report contains 13 pages.

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001 ........................    3

            Consolidated Statements of Operations
            Three Months Ended March 31, 2002 and 2001 ..................    4

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001 ..................    5

            Notes to Consolidated Financial Statements ..................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................    8

Part II. Other Information

            Item 6. Exhibits and Reports on Form 8-K ....................   12

Part I. Financial Information

Item 1 - Financial Statements
-----------------------------

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      March 31, 2002          December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ----------------
                                                                                               (In Thousands)
ASSETS

Cash and due from banks                                                              $         5,606      $          6,583
Interest-earning deposits with banks                                                          28,818                16,926
Investment securities available for sale at fair value                                        10,122                12,666
Loans                                                                                        144,378               141,267
Allowance for loan losses                                                                     (1,848)               (1,736)
                                                                                     ---------------      ----------------

                                                                       NET LOANS             142,530               139,531

Accrued interest receivable                                                                      786                   915
Bank premises and equipment                                                                    4,209                 3,947
Federal Home Loan Bank stock, at cost                                                            450                   450
Other real estate owned                                                                          235                     -
Other assets                                                                                   1,030                   937
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       193,786      $        181,955
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                            $        19,167      $         16,321
   Savings                                                                                     3,181                 2,716
   Money market and NOW                                                                       33,609                30,417
   Time                                                                                      109,016               105,455
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             164,973               154,909

Advances from Federal Home Loan Bank                                                           9,000                 9,000
Capital lease obligation                                                                       1,703                 1,703
Accrued expenses and other liabilities                                                           708                   766
Guaranteed preferred beneficial interests in the Company's junior subordinated
   debentures                                                                                  3,500                 2,000
                                                                                     ---------------      ----------------

                                                               TOTAL LIABILITIES             179,884               168,378
                                                                                     ---------------      ----------------

Stockholders' Equity
    Preferred stock, no par value, 1,000,000 shares authorized; none issued
    Common stock, $1 par value, 9,000,000
      shares authorized; 2002, 1,823,876 issued and
      outstanding; 2001, 1,642,241 issued and outstanding                                      1,824                 1,642
   Additional paid-in capital                                                                 12,165                12,240
   Accumulated deficit                                                                          (133)                 (391)
   Accumulated other comprehensive income                                                         46                    86
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              13,902                13,577
                                                                                     ---------------      ----------------

Commitments (Note B)

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       193,786      $        181,955
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                    Three months        Three months
                                                                                        ended               ended
                                                                                   March 31, 2002       March 31, 2001
                                                                                   --------------       -----------------
                                                                                   (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                                           $          2,489     $          2,648
   Investments                                                                                  138                  139
   Interest-earning deposits with banks                                                          85                  244
                                                                                   ----------------     ----------------

                                                     TOTAL INTEREST INCOME                    2,712                3,031
                                                                                   ----------------     ----------------
INTEREST EXPENSE
   Money market, NOW and savings deposits                                                        97                  189
   Time deposits                                                                              1,082                1,592
   Borrowings                                                                                   201                  119
                                                                                   ----------------     ----------------

                                                    TOTAL INTEREST EXPENSE                    1,380                1,900
                                                                                   ----------------     ----------------

                                                       NET INTEREST INCOME                    1,332                1,131

PROVISION FOR LOAN LOSSES                                                                       141                  113
                                                                                   ----------------     ----------------

                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES                    1,191                1,018
                                                                                   ----------------     ----------------
NON-INTEREST INCOME
   Service charges on deposit accounts                                                          235                  202
   Mortgage operations                                                                          126                   86
   Factoring operations                                                                          37                   49
   Other                                                                                         48                   47
                                                                                   ----------------     ----------------

                                                 TOTAL NON-INTEREST INCOME                      446                  384
                                                                                   ----------------     ----------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                               690                  724
   Occupancy and equipment                                                                      270                  248
   Other                                                                                        476                  374
                                                                                   ----------------     ----------------

                                                TOTAL NON-INTEREST EXPENSE                    1,436                1,346
                                                                                   ----------------     ----------------

                                                INCOME BEFORE INCOME TAXES                      201                   56

INCOME TAX BENEFIT                                                                              (57)                   -
                                                                                   -----------------    ----------------

                                                                NET INCOME         $            258     $             56
                                                                                   ================     ================

                                              BASIC AND DILUTED NET INCOME
                                                          PER COMMON SHARE         $            .14     $            .03
                                                                                   ================     ================

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             1,820,697            1,698,170
                                                                                   ================     ================

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                    Three months        Three months
                                                                                       ended                ended
                                                                                   March 31, 2002       March 31, 2001
                                                                                   --------------       --------------
                                                                                              (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $       258           $       56
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization                                                          137                   40
     Provision for loan losses                                                              112                  113
     Change in assets and liabilities
        (Increase) decrease in accrued interest receivable                                  129                 (132)
        (Increase) decrease in other assets                                                (299)                 301
        Increase (decrease) in accrued expenses and other liabilities                       (58)                 274
                                                                                    -----------           ----------
                                                      NET CASH PROVIDED BY
                                                      OPERATING ACTIVITIES                  279                  652
                                                                                    -----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities                                                      (209)             (14,843)
   Maturities of investment securities                                                    2,650                    -
   Net increase in loans from originations and repayments                                (3,111)              (8,922)
   Purchases of bank premises and equipment                                                (365)                (306)
                                                                                    -----------           ----------
                                                         NET CASH USED BY
                                                      INVESTING ACTIVITIES               (1,035)             (24,071)
                                                                                    -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits                                                        6,503                6,038
   Net increase in time deposits                                                          3,561               10,793
   Decrease in borrowed money                                                                 -               (5,000)
   Proceeds from guaranteed preferred beneficial interests in the
      Company's junior subordinated debentures                                            1,500                    -
   Proceeds from common stock sold, net                                                     107                1,302
                                                                                    -----------           ----------

                                                      NET CASH PROVIDED BY
                                                      FINANCING ACTIVITIES               11,671               13,133
                                                                                    -----------           ----------

                                                NET INCREASE (DECREASE) IN
                                                 CASH AND CASH EQUIVALENTS               10,915              (10,286)
                                                                                    -----------           ----------

CASH AND CASH EQUIVALENTS, BEGINNING                                                     23,509               26,718
                                                                                    -----------           ----------

CASH AND CASH EQUIVALENTS, ENDING                                                   $    34,424           $   16,432
                                                                                    ===========           ==========

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, American Community Bank (the "Bank") and American Community Capital Trust I ("Capital Trust I"). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2002, loan commitments are as follows:

         Undisbursed lines of credit                    $     26,709,000
         Stand-by letters of credit                              739,000

NOTE C - PER SHARE RESULTS

In January 2002, the Company effected an eleven for ten stock split in the form of a 10% stock dividend. Net income per common share has been computed by dividing net income for each period by the weighted average number of common and common equivalent shares outstanding during such period after retroactively adjusting for this stock split.

NOTE D - ISSUANCE OF COMMON STOCK

On April 29, 2002 the Company completed the sale of 1,000,500 units at $9.00 per share in a public offering, with each unit sold consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.50 per share at any time until April 30, 2005. This offering generated net proceeds to the Company of approximately $8.1 million.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for using the purchase method. SFAS No. 142 requires that all intangible assets, including goodwill that results from business combinations, be periodically (at least annually) evaluated for impairment, with any resulting impairment loss being charged against earnings. Also, under SFAS No. 142, goodwill resulting from any business combination accounted for according to SFAS No. 141 will not be amortized, and the amortization of goodwill related to business combinations entered into prior to June 30, 2001 will be discontinued effective, for the Company January 1, 2002. The adopton of the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002 did not affect the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

Total assets at March 31, 2002 increased by $11.8 million or 6.5% to $193.8 million compared to $182.0 million at December 31, 2001. The Company had earning assets of $183.8 million at month-end March 31, 2002 consisting of $144.4 million in gross loans, $10.6 million in investment securities and Federal Home Loan Bank (FHLB) stock and $28.8 million in overnight investments. Total deposits as of March 31, 2002 increased by $10.1 million or 6.52% to $165.0 million compared to $154.9 million at December 31, 2001. Total borrowings as of March 31, 2002 remained unchanged at $9.0 million. Stockholders' equity was $13.9 million at March 31, 2002 compared to $13.6 million at December 31, 2001 for an increase of $325,000 or 2.4%. The increase results from the exercise of common stock options, which yielded net proceeds of $107,000, and total comprehensive income of $218,000.

The Company recorded a $141,000 provision for loan losses for the quarter ended March 31, 2002, representing an increase of $28,000 or 25% over the $113,000 provision for the quarter ended March 31, 2000. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to increase the level of the allowance for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $3.1 million during the quarter ended March 31, 2002. The allowance for loan losses at March 31, 2002 of $1.85 million represents 1.28% of total loans. The allowance for loan losses at December 31, 2001 of $1.74 million equaled 1.23% of total loans outstanding.

The Company had investment securities available for sale of $10.1 million at March 31, 2002. The portfolio decreased by $2.6 million from the $12.7 balance at December 31, 2001 as a result of security maturities.

Interest-earning deposits with banks increased by $11.9 million primarily as a result of the proceeds from investment securities of $2.6 million combined with the $10.0 million increase in deposits. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets decreased by $516,000 from $12.4 million at December 31, 2001 to $11.9 million at March 31, 2002. The decrease is primarily attributable to a decrease of $1.0 million to $5.6 million in the cash and due from banks category. This represents customer deposits that are in the process of collection and not available for overnight investment. Accrued interest receivable also decreased $129,000 to $786,000 at March 31, 2002 as a result of the timing in the collection of interest income. Bank premises and equipment was $4.2 million at March 31, 2002, an increase of $262,000 from December 31, 2001. The net increase resulted from additions of $365,000 and depreciation of $103,000. Other real estate owned increased by $235,000 as a result of the foreclosure of two 1-4 family construction loans. Other assets increased by $93,000 at March 31, 2002 to $1.0 million.

Total deposits increased $10.1 million or 6.5% from $154.9 million on December 31, 2001 to $165.0 on March 31, 2002. The composition of the deposit base, by category, at March 31, 2002 is as follows: 12% non-interest bearing demand deposits, 2% savings deposits, 20% money market and interest bearing demand deposits and 66% time deposits. All deposit categories experienced increases over the three-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $2.8 million or 17%; savings deposits, $465,000 or 17%, money market and interest bearing demand deposits, $3.2 million or 10%, and time deposits, $3.6 million or 3%. Time deposits of $100,000 or more totaled $47.8 million, or 31% of total deposits at March 31, 2002. The composition of deposits at December 31, 2001 was 10% non-interest bearing demand deposits, 2% savings deposits, 20% money market and interest bearing demand deposits and 68% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2002 of $9.0 million with maturity dates ranging from June 2003 through December 2011. The balance of Federal Home Loan Bank advances at December 31, 2001 was also $9.0 million with the same maturity structure. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real property. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2002 was $1.7 million. In addition, Capital Trust I issued additional Trust Preferred securities in the amount of $1.5 million during the quarter at a fixed rate of 9%. The Trust Preferred securities have a maturity of thirty years with a five-year continuous call provision and are eligible for inclusion as Tier I capital.

Other liabilities decreased by $58,000 to $708,000 at March 31, 2002 from $766,000 at December 31, 2001. The increase was primarily due to a decrease in accounts payable and accrued expenses.

The Company began 2002 with total stockholders' equity of $13.6 million. Total equity increased to $13.9 million at March 31, 2002. The increase resulted from the exercise of common stock options, which yielded net proceeds of $107,000 and total comprehensive income of for the quarter of $218,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Income The Company generated a net profit for the three months ended March 31, 2002 of $258,000 compared to a net profit for the three months ended March 31, 2001 of $56,000. On a per share basis earnings were $.14 for 2002 compared to $.03 for 2001. Return on average assets was .55% and .15% and return on average equity was 7.51% and 1.84% for the three months ended March 31, 2002 and 2001, respectively. Earnings for the three months ended March 31, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $201,000 from $1.1 million for the three months ended March 31, 2001 to $1.3 million for the three months ended March 31, 2002.
Total interest income benefited from strong growth in average earning assets that offset the lower asset yields resulting from the reductions in short-term rates during 2001.

Total average earning assets increased $36.2 million or 26% from an average of $138.8 million during the first quarter of 2001 to an average of $175.0 during the first quarter of 2002. The Company experienced strong loan growth with average loan balances increasing by $28.2 million. The increase in average balances for investment securities and interest-earning deposits was $8.0 million. Average interest-bearing liabilities increased by $30.0 million during the first quarter of 2002 of which $23.3 million was attributable to deposits while borrowings increased $6.7 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2002 was 3.05% compared to 3.26% for the same quarter in 2001. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. The decline in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets such as certain loans and short-term investments are tied to index rates including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When rates fall as sharply and quickly as experienced during 2001, the interest rates on certain earning assets are reduced immediately after a rate reduction and the impact on certain deposits and borrowings is delayed until such time as the instrument matures. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, declined 1 basis point from 2.64% in the quarter ended March 31, 2001 to 2.63% for the same quarter in 2002.

Provision for Loan Losses. The Company's provision for loan losses for the quarter ended March 31, 2002 was $141,000, representing a $28,000 or 25% increase over the $113,000 recorded for the quarter ended March 31, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $1.8 million at March 31, 2002, representing 1.28% of total outstanding loans and 232% of non-performing loans. The allowance for loan losses at March 31, 2001 was $1.5 million or 1.26% of total outstanding loans at that date. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Other Income. Non-interest income increased by $62,000 or 16% to $446,000 for the three months ended March 31, 2002 compared with $384,000 for the same period in the prior year. Non-interest income as a percentage of total revenue remained at 25% for each period. The largest components of non-interest income were service charges on deposit accounts of $235,000 for the quarter ended March 31, 2002 as compared to $202,000 for the same period in 2001 or a 16% increase and fees from mortgage banking operations of $126,000 in 2002 as compared to $86,000 in 2001 or a 47% increase. Service charge income increased primarily as a result of the $16.6 million or 26% increase in deposit transaction accounts from $40.6 million at March 31, 2001 to $57.2 million at March 31, 2002. Fees from mortgage banking operations increased due to the favorable mortgage interest rate environment in 2002.

Other Expenses. Total non-interest expense increased from $1.3 million for the three months ended March 31, 2001 to $1.4 million for the same period in 2002. This 8% increase was primarily due to increased expenses associated with the expansion of the branch network.

Provision for Income Taxes. The Company had an income tax benefit in the amount of $57,000 for the three months ended March 31, 2002 compared to no income tax expense or benefit for the same period in 2001. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets. As the Company continues to be profitable and continues to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2001.

Part II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 During the first quarter of fiscal year 2002, the Registrant filed a report on Form 8-K regarding the Registrant's offering of approximately 700,000 units consisting of one share of common stock and one warrant to purchase one share of its common stock. The offering price and amount were undetermined at the time of filing. Ryan, Beck and Co. agreed to be the underwriter and was granted a 30-day option to purchase up to an additional 15% of the offering (See Note D).

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERICAN COMMUNITY BANCSHARES, INC.

Date: _________________          By: /s/ Randy P. Helton
                                     -------------------------------------------
                                     Randy P. Helton
                                     President and Chief Executive Officer

Date: _________________          By: /s/ Dan R. Ellis, Jr.
                                     -------------------------------------------
                                     Dan R. Ellis, Jr.
                                     Senior Vice President and Chief Financial
                                     Officer