Form 10QSB
period 2002-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2002-08-13
CIK 1106980

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002


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

As of June 30, 2002, 2,824,376 shares of the issuer's $1.00 par value common stock were outstanding.

This report contains 15 pages.

                                                                                                  Page No.
                                                                                                  --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001 .......................................       3

                  Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2002 and 2001 .........................       4

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001 ...................................       5

                  Notes to Consolidated Financial Statements ................................       6

Item 2 -      Management's Discussion and Analysis of Financial Condition and
              Results of Operations .........................................................       8

Part II.      Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders ...............      14

                  Item 6. Exhibits and Reports on Form 8-K ..................................      14

Part I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       June 30, 2002        December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ----------------
                                                                                                 (In Thousands)
ASSETS

Cash and due from banks                                                              $         6,229      $          6,583
Interest-earning deposits with banks                                                          10,327                16,926
Investment securities available for sale at fair value                                        28,595                12,666
Loans                                                                                        147,949               141,267
Allowance for loan losses                                                                     (2,057)               (1,736)
                                                                                     ----------------     -----------------

                                                                       NET LOANS             145,892               139,531

Accrued interest receivable                                                                      979                   915
Bank premises and equipment                                                                    4,385                 3,947
Federal Home Loan Bank stock, at cost                                                            450                   450
Other real estate owned                                                                          253                     -
Other assets                                                                                     947                   937
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       198,057      $        181,955
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                            $        18,650      $         16,321
   Savings                                                                                     3,763                 2,716
   Money market and NOW                                                                       29,616                30,417
   Time                                                                                      108,820               105,455
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             160,849               154,909

Advances from Federal Home Loan Bank                                                           9,000                 9,000
Capital lease obligation                                                                       1,703                 1,703
Accrued expenses and other liabilities                                                           701                   766
Guaranteed preferred beneficial interest in the Company's junior subordinated
   debentures                                                                                  3,500                 2,000
                                                                                     ---------------      ----------------


                                                               TOTAL LIABILITIES             175,753               168,378
                                                                                     ---------------      ----------------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized; none issued
   Common stock, $1 par value, 9,000,000
    shares authorized; 2002, 2,824,376 issued and outstanding;
    2001, 1,642,241 issued and outstanding                                                     2,824                 1,642
   Additional paid-in capital                                                                 19,225                12,240
   Accumulated retained earnings (deficit)                                                       154                  (391)
   Accumulated other comprehensive income                                                        101                    86
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              22,304                13,577
                                                                                     ---------------      ----------------

Commitments

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       198,057      $        181,955
                                                                                     ===============      ================

*Derived from audited financial statements.

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                 -----------------------------      -------------------------------
                                                     2002             2001              2002              2001
                                                 ------------    -------------      -------------     -------------
                                                                (In Thousands, except per share data)
INTEREST INCOME
   Loans                                         $      2,563    $       2,726      $       5,052     $       5,374
   Investments                                            173              193                311               332
   Interest-earning deposits with banks                   112               90                197               334
                                                 ------------    -------------      -------------     -------------

                       TOTAL INTEREST INCOME            2,848            3,009              5,560             6,040
                                                 ------------    -------------      -------------     -------------

INTEREST EXPENSE
   Money market, NOW and
     savings deposits                                     101              185                198               374
   Time deposits                                          975            1,605              2,057             3,197
   Borrowings                                             224               39                425               158
                                                 ------------    -------------      -------------     -------------

                      TOTAL INTEREST EXPENSE            1,300            1,829              2,680             3,729
                                                 ------------    -------------      -------------     -------------

                         NET INTEREST INCOME            1,548            1,180              2,880             2,311

PROVISION FOR LOAN LOSSES                                 215              109                356               222
                                                 ------------    -------------      -------------     -------------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES            1,333            1,071              2,524             2,089
                                                 ------------    -------------      -------------     -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                    258              249                493               451
   Mortgage operations                                     90              101                216               187
   Factoring operations                                    28               59                 65               108
   Other                                                   39               70                 87               117
                                                 ------------    -------------      -------------     -------------

                   TOTAL NON-INTEREST INCOME              415              479                861               863
                                                 ------------    -------------      -------------     -------------

NON-INTEREST EXPENSE
Salaries and employee benefits                            770              693              1,460             1,417
Occupancy and equipment                                   269              234                539               482
Other                                                     461              425                937               799
                                                 ------------    -------------      -------------     -------------

                  TOTAL NON-INTEREST EXPENSE            1,500            1,352              2,936             2,698
                                                 ------------    -------------      -------------     -------------

INCOME BEFORE INCOME TAXES                                248              198                449               254

INCOME TAX BENEFIT                                        (39)               -                (96)                -
                                                 ------------    -------------      -------------     -------------

                                  NET INCOME     $        287    $         198      $         545     $         254
                                                 ============    =============      =============     =============

                BASIC AND DILUTED NET INCOME
                            PER COMMON SHARE     $        .10    $         .11      $         .24     $         .15
                                                 ============    =============      =============     =============

                     WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING
                                       BASIC        2,794,261        1,806,465          2,307,479         1,752,617
                                                 ============    =============      =============     =============

                                     DILUTED        2,800,885        1,806,465          2,310,792         1,752,617
                                                 ============    =============      =============     =============

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $         545    $         254
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                              271              (29)
    Provision for loan losses                                                                  356              222
    Gain on sale of investment securities                                                        -               (3)
    Changes in assets and liabilities:
      Increase in accrued interest receivable                                                  (64)            (286)
      Increase in other real estate owned                                                     (253)               -
      Increase in other assets                                                                  (3)              (2)
      Increase (decrease) in accrued expenses and other liabilities                            (65)             111
                                                                                     --------------   -------------

                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES               787              267
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale                                       (21,177)         (22,276)
Collections and maturities of securities available for sale                                  5,193            2,500
Proceeds from the sale of investment securities                                                  -            4,982
Net increase in loans from originations and repayments                                      (6,717)         (18,144)
Purchases of bank premises and equipment                                                      (646)            (305)
                                                                                     -------------    -------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES           (23,347)         (33,243)
                                                                                     --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in time deposits                                                                3,365           15,637
Net increase in demand deposits                                                              2,575            7,779
Net decrease in advances from Federal Home Loan Bank                                             -           (1,000)
Proceeds from issuance of trust preferred security                                           1,500                -
Proceeds from common stock sold, net                                                         8,167            1,302
                                                                                     -------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES            15,607           23,718
                                                                                     -------------    -------------

                                                                 NET DECREASE IN
                                                       CASH AND CASH EQUIVALENTS            (6,953)          (9,258)

CASH AND CASH EQUIVALENTS, BEGINNING                                                        23,509           26,718
                                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, ENDING                                                    $      16,556    $      17,460
                                                                                     =============    =============

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, American Community Bank (the "Bank") and American Community Capital Trust I ("Capital Trust I"). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2002, loan commitments are as follows

     Undisbursed lines of credit                              $33,409,000
     Stand-by letters of credit                                 1,024,000

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE C - PER SHARE RESULTS

The Company effected an eleven for ten stock split in the form of a 10% stock dividend in 2002. Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for these stock splits.

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.

                                                Three months ended             Six months ended
                                                     June 30                        June 30
                                               2002           2001             2002          2001
                                           -------------  -------------    ------------  ------------
Weighted average number of common shares
   used in computing basic net income per
   share                                       2,794,261      1,806,465       2,307,479     1,752,617
Effective of dilutive stock options                6,624              -           3,313             -
                                           -------------  -------------    ------------  ------------
Weighted average number of common shares
   and dilutive potential common shares
   used in computing diluted net income
   per share                                   2,800,885      1,806,465       2,310,792     1,752,617
                                           =============  =============    ============  ============

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

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $342,000 and $212,000 for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, total comprehensive income was $560,000 and $303,000, respectively.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets at June 30, 2002 increased by $16.1 million or 8.9% to $198.1 million compared to $182.0 million at December 31, 2001. The Company had earning assets of $187.3 million at month-end June 30, 2002 consisting of $147.9 million in gross loans, $29.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $10.3 million in overnight investments. Total deposits as of June 30, 2002 increased by $5.9 million or 3.8% to $160.8 million compared to $154.9 million at December 31, 2001. Total borrowings as of June 30, 2002 increased by $1.5 million or 11.8% to $14.2 million compared to $12.7 million at December 31, 2001. The increase was attributable to additional trust preferred stock issued. Stockholders' equity was $22.3 million at June 30, 2002 compared to $13.6 million at December 31, 2001 for an increase of $8.7 million or 64.0%. The increase resulted from the exercise of common stock options, which yielded net proceeds of $107,000, the completion of a public offering of the Company's common stock, which yielded net proceeds of $8.1 million and total comprehensive income of $560,000.

The Company recorded a $215,000 provision for loan losses for the quarter ended June 30, 2002, representing an increase of $106,000 or 97.3% over the $109,000 provision for the quarter ended June 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to increase the level of the allowance for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $6.7 million during the six months ended June 30, 2002. The allowance for loan losses at June 30, 2002 of $2.06 million represented 1.39% of total loans outstanding. The allowance for loan losses at December 31, 2001 of $1.74 million equaled 1.23% of total loans outstanding.

The Company had investment securities available for sale of $28.6 million at June 30, 2002. The portfolio increased by $15.9 million or 125.2% from the $12.7 balance at December 31, 2001. This change resulted from the purchase $21.2 million of securities combined with maturities, premium amortization, and principal repayments of $5.3 million.

Interest-earning deposits with banks decreased by $6.6 million primarily as a result of the net increase of $15.9 million in investment securities combined with the $8.2 million in proceeds received from the sale of common stock. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets increased by $411,000 from $12.4 million at December 31, 2001 to $12.8 million at June 30, 2002. The increase is primarily attributable to a decrease of $354,000 million to $6.2 million in the cash and due from banks category. This represents customer deposits that are in the process of collection and not available for overnight investment. Accrued interest receivable increased $64,000 to $979,000 at June 30, 2002 as a result of the timing in the collection of interest income. Bank premises and equipment was $4.4 million at June 30, 2002, an increase of $438,000 from December 31, 2001. The net increase resulted from additions of $646,000 primarily related to the construction of our Mountain Island branch location and depreciation of $208,000. Other real estate owned increased by $235,000 as a result of the foreclosure of two 1-4 family construction loans. Other assets increased by $10,000 at June 30, 2002 to $947,000.

Total deposits increased $5.9 million or 3.8% from $154.9 million on December 31, 2001 to $160.8 on June 30, 2002. The composition of the deposit base, by category, at June 30, 2002 is as follows: 12% non-interest bearing demand deposits, 2% savings deposits, 19% money market and interest bearing demand deposits and 67% time deposits. All deposit categories other than money market and NOW experienced increases over the three-month period. The decrease in money market and NOW balances was related to the close out of the escrow account of a new community bank for which the Bank was trustee, which opened on July 1, 2002. Dollar and percentage increases (decreases) by category were as follows: non-interest bearing demand deposits, $2.3 million or 14%; savings deposits, $1.1 million or 39%, money market and interest bearing demand deposits, ($800,000) or (3%), and time deposits, $3.4 million or 3%. Time deposits of $100,000 or more totaled $49.6 million, or 31% of total deposits at June 30, 2002. The composition of deposits at December 31, 2001 was 10% non-interest bearing demand deposits, 2% savings deposits, 20% money market and interest bearing demand deposits and 68% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2002 of $9.0 million with maturity dates ranging from June 2003 through December 2011. The balance of Federal Home Loan Bank advances at December 31, 2001 was also $9.0 million with the same maturity structure. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real property. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2002 was $1.7 million. In addition, Capital Trust I issued additional Trust Preferred securities in the amount of $1.5 million during the quarter at a fixed rate of 9%. The Trust Preferred securities have a maturity of thirty years with a five-year continuous call provision and are eligible for inclusion as Tier I capital.

Other liabilities decreased by $65,000 to $701,000 at June 30, 2002 from $766,000 at December 31, 2001. The decrease was primarily due to a decline in accounts payable and accrued expenses.

The Company began 2002 with total stockholders' equity of $13.6 million. Total equity increased to $22.3 million at June 30, 2002. The increase resulted from the exercise of common stock options, which yielded net proceeds of $107,000, the completion of a public offering of the Company's common stock, which yielded net proceeds of $8.1 million and total comprehensive income of $560,000.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Income The Company generated a net profit for the three months ended June 30, 2002 of $287,000 compared to a net profit for the three months ended June 30, 2001 of $198,000. On a per share basis earnings were $.10 for 2002 compared to $.11 for 2001. The earnings per share for 2002 were less than 2001 due to the higher number of shares outstanding in 2002.

Return on average assets was .57% and .51% and return on average equity was 5.15% and 6.10% for the three months ended June 30, 2002 and 2001, respectively. Earnings for the three months ended June 30, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income.

Net Interest Income. Net interest income increased $368,000 from $1.2 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings, which offset the lower asset yields resulting from the reductions in short-term rates during 2001.

Total average earning assets increased $42.6 million or 29% from an average of $145.9 million during the second quarter of 2001 to an average of $188.5 during the second quarter of 2002. The Company experienced strong loan growth with average loan balances increasing by $20.7 million. The increase in average balances for investment securities and interest-earning deposits was $21.9 million. Average interest-bearing liabilities increased by $33.2 million during the first quarter of 2002 of which $22.3 million was attributable to deposits while borrowings increased $10.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2002 was 3.25% compared to 3.23% for the same quarter in 2001. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. Interest rates on a significant portion of our earning assets such as certain loans and short-term investments are tied to index rates including the prime lending rate and the Federal Funds rate. Rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When rates fall as sharply and quickly as experienced during 2001, the interest rates on certain earning assets are reduced immediately after a rate reduction and the impact on certain deposits and borrowings is delayed until such time as the instrument matures. Our interest-bearing liabilities continue to mature and re-price at lower rates, which is helping to increase our net interest margin. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 32 basis points from 2.30% in the quarter ended June 30, 2001 to 2.62% for the same quarter in 2002.

Provision for Loan Losses. The Company's provision for loan losses for the quarter ended June 30, 2002 was $215,000, representing a $106,000 or 97% increase over the $109,000 recorded for the quarter ended June 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $2.1 million at June 30, 2002, representing 1.39% of total outstanding loans and 189% of non-performing loans. The allowance for loan losses at June 30, 2001 was $1.6 million or 1.25% of total outstanding loans at that date. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased by $64,000 or 13% to $415,000 for the three months ended June 30, 2002 compared with $479,000 for the same period in the prior year. Non-interest income as a percentage of total revenue decreased to 21% at June 30, 2002 from 29% at June 30, 2001 primarily as a result of the increase in net interest income. The largest components of non-interest income were service charges on deposit accounts of $258,000 for the quarter ended June 30, 2002 as compared to $249,000 for the same period in

2001 or a 3.6% increase, fees from mortgage banking operations of $90,000 in 2002 as compared to $101,000 in 2001 or an 11% decrease and fees from factoring operations of $28,000 in 2002 as compared to $59,000 in 2001 or a 53% decrease. Service charge income increased primarily as a result of the $11.0 million or 27% increase in deposit transaction accounts from $41.0 million at June 30, 2001 to $52.0 million at June 30, 2002. Fees from mortgage banking operations decreased due to the volatility of the mortgage loan market during 2002. Fees from factoring operations decreased due to the reduction in average balances outstanding for the periods presented. Other non-interest income for the quarter ended June 30, 2001 included a non-recurring gain on the sale of foreclosed real estate of $37,000.

Non-Interest Expenses. Total non-interest expense increased from $1.4 million for the three months ended June 30, 2001 to $1.5 million for the same period in 2002. This 7% increase was primarily due to increased expenses associated with strengthening the Bank's management team combined with the expansion of the branch network. The largest components of non-interest expense were salaries and employee benefits of $770,000 for the quarter ended June 30, 2002 as compared to $693,000 for the same period in 2001 or an 11.1% increase, occupancy and equipment cost of $269,000 in 2002 as compared to $234,000 in 2001 or a 15.0% increase and other operating expenses of $461,000 in 2002 as compared to $425,000 in 2001 or an 8.5% increase.

Income Taxes. The Company had an income tax benefit in the amount of $39,000 for the three months ended June 30, 2002 compared to no income tax expense or benefit for the same period in 2001. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets. As the Company continues to be profitable and continues to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Income The Company generated a net profit for the six months ended June 30, 2002 of $545,000 compared to a net profit for the six months ended June 30, 2001 of $254,000. On a per share basis earnings were $.24 for 2002 compared to $.15 for 2001. Return on average assets was .56% and .33% and return on average equity was 6.27% and 4.12% for the six months ended June 30, 2002 and 2001, respectively. Earnings for the six months ended June 30, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income.

Net Interest Income. Net interest income increased $569,000 from $2.3 million for the six months ended June 30, 2001 to $2.9 million for the six months ended June 30, 2002. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings, which offset the lower asset yields resulting from the reductions in short-term rates during 2001.

Total average earning assets increased $39.4 million or 28% from an average of $142.4 million during the first half of 2001 to an average of $181.8 during the first half of 2002. The Company experienced strong loan growth with average loan balances increasing by $24.4 million. The increase in average balances for investment securities and interest-earning deposits was $15.0 million. Average interest-bearing liabilities increased by $30.3 million during the first half of 2002 of which $22.8 million was attributable to deposits while borrowings increased $7.5 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2002 was 3.15% compared to 3.25% for the same period in 2001. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. Interest rates on a significant portion of our earning assets such as certain loans and short-term investments are tied to index rates including the prime lending rate and the Federal Funds rate. Rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When rates fall as sharply and quickly as experienced during 2001, the interest rates on certain earning assets are reduced immediately after a rate reduction and the impact on certain deposits and borrowings is delayed until such time as the instrument matures. Our interest-bearing liabilities continue to mature and re-price at lower rates, which is helping to increase our net interest margin. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 8 basis points from 2.59% in the six months ended June 30, 2001 to 2.67% for the same period in 2002.

Provision for Loan Losses. The Company's provision for loan losses for the six months ended June 30, 2002 was $356,000, representing a $134,000 or 60% increase over the $222,000 recorded for the six months ended June 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $2.1 million at June 30, 2002, representing 1.39% of total outstanding loans and 189% of non-performing loans. The allowance for loan losses at June 30, 2001 was $1.6 million or 1.25% of total outstanding loans at that date. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased by $2,000 or .23% to $861,000 for the six months ended June 30, 2002 compared with $863,000 for the same period in the prior year. Non-interest income as a percentage of total revenue decreased to 23% for the six months ended June 30, 2002 from 27% for the six months ended June 30, 2001 primarily as a result of the increase in net interest income. The largest components of non-interest income were service charges on deposit accounts of $493,000 for the six months ended June 30, 2002 as compared to $451,000 for the same period in 2001 or a 9% increase, fees from mortgage banking operations of $216,000 in 2002 as compared to $187,000 in 2001 or a 16% increase and fees from factoring operations of $65,000 in 2002 as compared to $108,000 in 2001 or a 40% decrease. Service charge income increased primarily as a result of the $11.0 million or 27% increase in deposit transaction accounts from $41.0 million at June 30, 2001 to $52.0 million at June 30, 2002. Fees from mortgage banking operations increased due the favorable mortgage market that existed the first six months of 2002. Fees from factoring operations decreased due to the reduction in average balances outstanding for the periods presented. Other non-interest income for the six months ended June 30, 2001 included a non-recurring gain on the sale of foreclosed real estate of $37,000.

Non-Interest Expenses. Total non-interest expense increased from $2.7 million for the six months ended June 30, 2001 to $2.9 million for the same period in 2002. This 8% increase was primarily due to increased expenses associated with strengthening the Bank's management team combined with the expansion of the branch network. The largest components of non-interest expense were salaries and employee benefits of $1.5 million for the six months ended June 30, 2002 as compared to $1.4 million for the same period in 2001 or a 7.1% increase, occupancy and equipment cost of $539,000 in 2002 as compared to $482,000 in 2001 or an 11.8% increase and other operating expenses of $937,000 in 2002 as compared to $799,000 in 2001 or a 17.3% increase.

Income Taxes. The Company had an income tax benefit in the amount of $96,000 for the six months ended June 30, 2002 compared to no income tax expense or benefit for the same period in 2001. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets. As the Company continues to be profitable and continues to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2001.

Part II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 30, 2002. Of 1,823,871 shares entitled to vote at the meeting, 1,040,151 voted. The following matters were voted on at the meeting:

     Proposal 1: To elect eleven board members to staggered terms. Votes and terms for each nominee were as follows:

                       1-year terms                       Votes For                Votes Withheld
           -------------------------------------       -------------------      ---------------------
           Robert D. Dinsmore, Jr.                              1,032,627                      7,524
           Kenneth W. Long                                      1,032,495                      7,656
           L. Carlton Tyson                                     1,026,225                     13,926

                       2-year terms
           -------------------------------------
           Frank L. Gentry                                      1,032,165                      7,986
           Alison J. Smith                                      1,032,627                      7,524
           David D. Whitley                                     1,028,997                     11,154
           Gregory N. Wylie                                     1,029,657                     10,494

                       3-year terms
           -------------------------------------
           Thomas J. Hall                                       1,032,627                      7,524
           Larry S. Helms                                       1,028,997                     11,154
           Randy P. Helton                                      1,032,627                      7,524
           L. Steven Phillips                                   1,032,627                      7,524

     Proposal 2: Approval of the 2002 Nonstatutory Stock Option Plan. Votes were as follows:

            Votes For               Votes Against            Votes Withheld
        ----------------------   ----------------------   ----------------------
                    980,059                 41,016                   19,076

     Proposal 3: To ratify the appointment of Dixon Odom PLLC as independent accountants for the year ending December 31, 2002. Votes were as follows:

            Votes For                Votes Against             Votes Withheld
        ----------------------  -------------------------   --------------------
                  1,026,553                    462                   13,136

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 None

            (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Bank during the quarter ended June 30, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COMMUNITY BANCSHARES, INC.
Date:    August 8, 2002                 By:    /s/ Randy P. Helton
      --------------------------            -----------------------------------------------------
                                            Randy P. Helton
                                            President and Chief Executive Officer


Date:    August 8, 2002                 By:    /s/ Dan R. Ellis, Jr.
      --------------------------            -----------------------------------------------------
                                            Dan R. Ellis, Jr.
                                            Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by American Community Bancshares, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

                                        AMERICAN COMMUNITY BANCSHARES, INC.
Date:    August 8, 2002                 By:    /s/ Randy P. Helton
      --------------------------            -----------------------------------------------------
                                            Randy P. Helton
                                            President and Chief Executive Officer


Date:    August 8, 2002                 By:    /s/ Dan R. Ellis, Jr.
       -------------------------            -----------------------------------------------------
                                            Dan R. Ellis, Jr.
                                            Senior Vice President and Chief Financial Officer