Form 10QSB
period 2002-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2002-11-14
CIK 1106980

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                [ X ] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________


                        Commission File Number 000-30517

                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               North Carolina                              56-2179531
--------------------------------------------     -------------------------------
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

As of November 5, 2002, 2,824,376 shares of the issuer's $1.00 par value common stock were outstanding.

This report contains 17 pages.

                                                                                                           Page No.
                                                                                                           --------
Part I.       FINANCIAL INFORMATION

Item 1 -      Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001 ............................................       3

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2002 and 2001 .............................       4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001 .......................................       5

                  Notes to Consolidated Financial Statements ..........................................       6

Item 2 -      Management's Discussion and Analysis of Financial Condition and Results of Operations ...       8

Item 3 -      Controls and procedures .................................................................      13

Part II.      Other Information

                  Item 6. Exhibits and Reports on Form 8-K ............................................      14

Part I. Financial Information
Item 1 - Financial Statements
-----------------------------

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                    September 30, 2002      December 31,
                                                                                        (Unaudited)             2001*
                                                                                     ----------------     ----------------
                                                                                                (In Thousands)
ASSETS
Cash and due from banks                                                              $         3,819      $          6,583
Interest-earning deposits with banks                                                          27,612                16,926
Investment securities available for sale at fair value                                        17,559                12,666
Loans                                                                                        154,067               141,267
Allowance for loan losses                                                                     (2,005)               (1,736)
                                                                                     ---------------      ----------------

                                                                       NET LOANS             152,062               139,531

Accrued interest receivable                                                                      938                   915
Bank premises and equipment                                                                    4,639                 3,947
Federal Home Loan Bank stock, at cost                                                            450                   450
Other real estate owned                                                                          384                     -
Other assets                                                                                   1,350                   937
                                                                                     ---------------      ----------------

                                                                    TOTAL ASSETS     $       208,813      $        181,955
                                                                                     ===============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                            $        21,189      $         16,321
   Savings                                                                                     3,758                 2,716
   Money market and NOW                                                                       29,073                30,417
   Time                                                                                      116,886               105,455
                                                                                     ---------------      ----------------

                                                                  TOTAL DEPOSITS             170,906               154,909

Advances from Federal Home Loan Bank                                                           9,000                 9,000
Capital lease obligation                                                                       1,705                 1,703
Accrued expenses and other liabilities                                                         1,094                   766
Guaranteed preferred beneficial interest in the Company's junior subordinated
   debentures                                                                                  3,500                 2,000
                                                                                     ---------------      ----------------


                                                               TOTAL LIABILITIES             186,205               168,378
                                                                                     ---------------      ----------------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized; none issued
   Common stock, $1 par value, 9,000,000
    shares authorized; 2002, 2,824,376 issued and outstanding;
    2001, 1,642,241 issued and outstanding                                                     2,824                 1,642
   Additional paid-in capital                                                                 19,191                12,240
   Accumulated retained earnings (deficit)                                                       482                  (391)
   Accumulated other comprehensive income                                                        111                    86
                                                                                     ---------------      ----------------

                                                      TOTAL STOCKHOLDERS' EQUITY              22,608                13,577
                                                                                     ---------------      ----------------

Commitments

                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY     $       208,813      $        181,955
                                                                                     ===============      ================

*Derived from audited financial statements.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
================================================================================

                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                 -----------------------------      -------------------------------
                                                     2002             2001              2002              2001
                                                 ------------    -------------      -------------     -------------
                                                                (In Thousands, except per share data)
INTEREST INCOME
   Loans                                         $      2,653    $       2,810      $       7,705     $       8,184
   Investments                                            218              155                529               487
   Interest-earning deposits with banks                    70               98                267               432
                                                 ------------    -------------      -------------     -------------

                       TOTAL INTEREST INCOME            2,941            3,063              8,501             9,103
                                                 ------------    -------------      -------------     -------------

INTEREST EXPENSE
   Money market, NOW and
     savings deposits                                      76              128                274               502
   Time deposits                                          969            1,562              3,044             4,759
   Borrowings                                             230               91                654               249
                                                 ------------    -------------      -------------     -------------

                      TOTAL INTEREST EXPENSE            1,275            1,781              3,972             5,510
                                                 ------------    -------------      -------------     -------------

                         NET INTEREST INCOME            1,666            1,282              4,529             3,593

PROVISION FOR LOAN LOSSES                                 192              215                548               437
                                                 ------------    -------------      -------------     -------------

                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES            1,474            1,067              3,981             3,156
                                                 ------------    -------------      -------------     -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                    272              252                765               703
   Mortgage operations                                    119               99                335               286
   Factoring operations                                    15               66                 79               174
   Other                                                   47               35                135               152
                                                 ------------    -------------      -------------     -------------

                   TOTAL NON-INTEREST INCOME              453              452              1,314             1,315
                                                 ------------    -------------      -------------     -------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                         737              654              2,197             2,071
   Occupancy and equipment                                257              245                796               727
   Other                                                  544              379              1,464             1,178
                                                 ------------    -------------      -------------     -------------

                  TOTAL NON-INTEREST EXPENSE            1,538            1,278              4,457             3,976
                                                 ------------    -------------      -------------     -------------

INCOME BEFORE INCOME TAXES                                389              241                838               495

INCOME TAXES (BENEFIT)                                     61                -                (35)                -
                                                 ------------    -------------      --------------    -------------

                                  NET INCOME     $        328    $         241      $         873     $         495
                                                 ============    =============      =============     =============

                BASIC AND DILUTED NET INCOME
                            PER COMMON SHARE     $        .12    $         .13      $         .35     $         .28
                                                 ============    =============      =============     =============

                    WEIGHTED AVERAGE COMMON
                          SHARES OUTSTANDING
                                       BASIC        2,824,376        1,806,465          2,483,454         1,770,763
                                                 ============    =============      =============     =============

                                     DILUTED        2,824,376        1,806,465          2,490,929         1,770,763
                                                 ============    =============      =============     =============

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
================================================================================

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $         873    $         495
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                              396              192
    Provision for loan losses                                                                  548              401
    Gain on sale of investment securities                                                        -               (3)
    Changes in assets and liabilities:
      Increase in accrued interest receivable                                                  (23)            (227)
      Increase in other real estate owned                                                     (384)               -
      (Increase) decrease in other assets                                                     (416)              62
      Increase (decrease) in accrued expenses and other liabilities                            330              (35)
                                                                                     -------------    -------------

                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES             1,324              885
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available for sale                                       (21,177)         (22,276)
Collection, maturities and calls of securities available for sale                           16,230            5,000
Proceeds from the sale of investment securities                                                  -            4,982
Net increase in loans from originations and repayments                                     (13,079)         (28,330)
Purchases of bank premises and equipment                                                    (1,006)            (418)
                                                                                     -------------    -------------

                                                                NET CASH USED BY
                                                            INVESTING ACTIVITIES           (19,032)         (41,042)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in time deposits                                                               11,431           13,481
Net increase in demand deposits                                                              4,566           19,089
Net decrease in advances from Federal Home Loan Bank                                             -           (1,000)
Proceeds from issuance of trust preferred securities                                         1,500                -
Proceeds from common stock sold, net                                                         8,133            1,302
                                                                                     -------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES            25,630           32,872
                                                                                     -------------    -------------

                                                      NET INCREASE (DECREASE) IN
                                                       CASH AND CASH EQUIVALENTS             7,922           (7,285)

CASH AND CASH EQUIVALENTS, BEGINNING                                                        23,509           26,718
                                                                                     -------------    -------------


CASH AND CASH EQUIVALENTS, ENDING                                                    $      31,431    $      19,433
                                                                                     =============    =============

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
================================================================================

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles. The financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, American Community Bank (the "Bank") and American Community Capital Trust I ("Capital Trust I"). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2001 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2002, loan commitments are as follows

         Undisbursed lines of credit                         $     29,780,000
         Stand-by letters of credit                                 1,698,000

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
================================================================================

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

                                                          Three months ended                  Nine months ended
                                                             September 30                       September 30
                                                         2002             2001             2002              2001
                                                     -------------    -------------     ------------      ------------
Weighted average number of common
    shares used in computing basic net
    income per share                                     2,824,376        1,806,465        2,483,454         1,770,763
Effective of dilutive stock options                              -                -            7,475                 -
                                                     -------------    -------------     ------------      ------------
Weighted average number of common
    shares and dilutive potential
    common shares used in
    computing diluted net income per
    share                                                2,824,376        1,806,465        2,490,929         1,770,763
                                                     =============    =============     ============      ============

NOTE D - ISSUANCE OF COMMON STOCK

On April 29, 2002 the Company completed the sale of 1,000,500 units at $9.00 per share in a public offering, with each unit sold consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.50 per share at any time until April 30, 2005. This offering generated net proceeds to the Company of approximately $8.0 million.

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $338,000 and $379,000 for the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2002 and 2001, total comprehensive income was $898,000 and $682,000, respectively.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets at September 30, 2002 increased by $26.9 million or 15% to $208.8 million compared to $182.0 million at December 31, 2001. The Company had earning assets of $199.7 million at month-end September 30, 2002 consisting of $154.1 million in gross loans, $18.0 million in investment securities and Federal Home Loan Bank (FHLB) stock and $27.6 million in overnight investments. Total deposits as of September 30, 2002 increased by $16.0 million or 10% to $170.9 million compared to $154.9 million at December 31, 2001. Total borrowings as of September 30, 2002 increased by $1.5 million or 12% to $14.2 million compared to $12.7 million at December 31, 2001. The increase was attributable to additional trust preferred securities issued. Stockholders' equity was $22.6 million at September 30, 2002 compared to $13.6 million at December 31, 2001 for an increase of $9.0 million or 67%. The increase resulted from the exercise of common stock options, which yielded net proceeds of $107,000, the completion of a public offering of the Company's common stock, which yielded net proceeds of $8.0 million and total comprehensive income of $898,000.

The Company recorded a $192,000 provision for loan losses for the quarter ended September 30, 2002, representing a decrease of $23,000 or 11% from the $215,000 provision for the quarter ended September 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to increase the level of the allowance for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $12.8 million during the nine months ended September 30, 2002. The allowance for loan losses at September 30, 2002 of $2.0 million represented 1.30% of total loans outstanding. The allowance for loan losses at December 31, 2001 of $1.74 million equaled 1.23% of total loans outstanding.

The Company had investment securities available for sale of $17.6 million at September 30, 2002. The portfolio increased by $4.9 million or 39% from the $12.7 balance at December 31, 2001. This change resulted from the purchase $21.2 million of securities combined with maturities, security calls, premium amortization, and principal repayments of $16.3 million.

Interest-earning deposits with banks increased by $10.7 million primarily as a result of the net increase of $4.9 million in investment securities combined with the $8.1 million in proceeds received from the sale of common stock, the $16.0 increase in deposits and the $12.8 million increase in gross loans. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets decreased by $1.3 million from $12.4 million at December 31, 2001 to $11.1 million at September 30, 2002. The decrease is primarily attributable to a decrease of $2.8 million to $3.8 million in the cash and due from banks category. This represents customer deposits that are in the process of collection and not available for overnight investment. Accrued interest receivable increased $23,000 to $938,000 at September 30, 2002 as a result of the timing in the collection of interest income. Bank premises and equipment was $4.6 million at September 30, 2002, an increase of $692,000 from December 31, 2001. The net increase resulted from additions of $1.0 million primarily related to the construction of our Mountain Island branch location and depreciation of $314,000. Other real estate owned increased by $384,000 as a result of the foreclosure of three real estate loans. Other assets increased by $413,000 at September 30, 2002 to $1.4 million.

Total deposits increased $16.0 million or 10% from $154.9 million on December 31, 2001 to $170.9 on September 30, 2002. The composition of the deposit base, by category, at September 30, 2002 is as follows: 13% non-interest bearing demand deposits, 2% savings deposits, 17% money market and interest bearing demand deposits and 68% time deposits. All deposit categories other than money market and NOW experienced increases over the nine-month period. The decrease in money market and NOW balances was related to the close out of the escrow account of a new community bank for which the Bank was trustee, which opened on July 1, 2002. Dollar and percentage increases (decreases) by category were as follows: non-interest bearing demand deposits, $4.9 million or 30%; savings deposits, $1.0 million or 38%, money market and interest bearing demand deposits, ($1.3) million or (4%), and time deposits, $11.4 million or 11%. Time deposits of $100,000 or more totaled $53.6 million, or 31% of total deposits at September 30, 2002. The composition of deposits at December 31, 2001 was 10% non-interest bearing demand deposits, 2% savings deposits, 20% money market and interest bearing demand deposits and 68% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2002 of $9.0 million with maturity dates ranging from June 2003 through December 2011. The balance of Federal Home Loan Bank advances at December 31, 2001 was also $9.0 million with the same maturity structure. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real property. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2002 was $1.7 million. In addition, Capital Trust I issued additional Trust Preferred securities in the amount of $1.5 million during the period at a fixed rate of 9%. The Trust Preferred securities have a maturity of thirty years with a five-year continuous call provision and are eligible for inclusion as Tier I capital.

Other liabilities increased by $328,000 to $1.1 million at September 30, 2002 from $766,000 at December 31, 2001. The decrease was primarily due to an increase in accounts payable and accrued expenses.

The Company began 2002 with total stockholders' equity of $13.6 million. Total equity increased to $22.6 million at September 30, 2002. The increase resulted from the exercise of common stock options, which yielded net proceeds of $107,000, the completion of a public offering of the Company's common stock, which yielded net proceeds of $8.0 million and total comprehensive income of $898,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Income. The Company generated a net profit for the three months ended September 30, 2002 of $328,000 compared to a net profit for the three months ended September 30, 2001 of $241,000. On a per share basis earnings were $.12 for 2002 compared to $.13 for 2001. The earnings per share for 2002 were less than 2001 due to the higher number of shares outstanding in 2002. Return on average assets was .65% and .56% and return on average equity was 5.84% and 7.31% for the three months ended September 30, 2002 and 2001, respectively. Earnings for the three months ended September 30, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income.

Net Interest Income. Net interest income increased $384,000 from $1.3 million for the three months ended September 30, 2001 to $1.7 million for the three months ended September 30, 2002. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings, which offset the lower asset yields resulting from the reductions in short-term rates during 2001.

Total average earning assets increased $34.8 million or 22% from an average of $157.3 million during the second quarter of 2001 to an average of $192.1 during the second quarter of 2002. The Company experienced steady loan growth with average loan balances increasing by $16.7 million. The increase in average balances for investment securities and interest-earning deposits was $18.1 million. Average interest-bearing liabilities increased by $16.7 million during the first quarter of 2002 of which $8.6 million was attributable to deposits while borrowings increased $8.1 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2002 was 3.47% compared to 3.19% for the same quarter in 2001. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. Interest rates on a significant portion of our earning assets such as certain loans and short-term investments are tied to index rates including the prime lending rate and the Federal Funds rate. Rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When rates fall as sharply and quickly as experienced during 2001, the interest rates on certain earning assets are reduced immediately after a rate reduction and the impact on certain deposits and borrowings is delayed until such time as the instrument matures. Our interest-bearing liabilities continue to mature and re-price at lower rates, which is helping to increase our net interest margin. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 32 basis points from 2.68% in the quarter ended September 30, 2001 to 2.90% for the same quarter in 2002.

Provision for Loan Losses. The Company's provision for loan losses for the quarter ended September 30, 2002 was $192,000, representing a $23,000 or 11% decrease from the $215,000 recorded for the quarter ended September 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $2.0 million at September 30, 2002, representing 1.30% of total outstanding loans and 279% of non-performing loans. The allowance for loan losses at September 30, 2001 was $1.7 million or 1.23% of total outstanding loans at that date. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income remained virtually unchanged at $453,000 for the three months ended September 30, 2002 compared with $452,000 for the same period in the prior year. Non-interest income as a percentage of total revenue decreased to 21% at September 30, 2002 from 27% at September 30, 2001 primarily as a result of the increase in net interest income. The largest components of non-interest income were service charges on deposit accounts of $272,000 for the quarter ended September 30, 2002 as compared to $252,000 for the same period in 2001 or an 8% increase, fees from mortgage banking operations of $119,000 in 2002 as compared to $99,000 in 2001 or a 20% increase and fees from factoring operations of $15,000 in 2002 as compared to $66,000 in 2001 or a 77% decrease. Service charge income increased primarily as a result of the $7.3 million or 16% increase in deposit transaction accounts from $46.7 million at September 30, 2001 to $54.0 million at September 30, 2002. Fees from mortgage banking operations increased due to the favorable mortgage loan refinance market during 2002. Fees from factoring operations decreased due to the reduction in average balances outstanding for the periods presented.

Non-Interest Expenses. Total non-interest expense increased from $1.3 million for the three months ended September 30, 2001 to $1.5 million for the same period in 2002. This 20% increase was primarily due to increased expenses associated with strengthening the Bank's management team combined with the expansion of the branch network. The largest components of non-interest expense were salaries and employee benefits of $737,000 for the quarter ended September 30, 2002 as compared to $654,000 for the same period in 2001 or a 13% increase, occupancy and equipment cost of $257,000 in 2002 as compared to $245,000 in 2001 or a 5% increase and other operating expenses of $544,000 in 2002 as compared to $379,000 in 2001 or a 44% increase. The primary components in the increase in other operating expenses were professional fees and data processing costs related to the normal growth of the bank.

Income Taxes. The Company had income tax expense in the amount of $61,000 for the three months ended September 30, 2002 compared to no income tax expense or benefit for the same period in 2001. This difference is principally due to increased earnings in the current period and to adjustments to the valuation allowance associated with deferred tax assets.

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Income. The Company generated a net profit for the nine months ended September 30, 2002 of $873,000 compared to a net profit for the nine months ended September 30, 2001 of $495,000. On a per share basis earnings were $.35 for 2002 compared to $.28 for 2001. Return on average assets was .59% and .42% and return on average equity was 6.15% and 5.25% for the nine months ended September 30, 2002 and 2001, respectively. Earnings for the nine months ended September 30, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income.

Net Interest Income. Net interest income increased $936,000 from $3.6 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings, which offset the lower asset yields resulting from the reductions in short-term rates during 2001.

Total average earning assets increased $37.9 million or 26% from an average of $147.4 million during the first nine months of 2001 to an average of $185.3 during the first nine months of 2002. The Company experienced steady loan growth with average loan balances increasing by $21.8 million. The increase in average balances for investment securities and interest-earning deposits was $16.1 million. Average interest-bearing liabilities increased by $26.0 million during the first nine months of 2002 of which $18.2 million was attributable to deposits while borrowings increased $7.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2002 was 3.26% compared to 3.22% for the same period in 2001. The Federal Reserve Open Market Committee (FOMC) cut short-term interest rates eleven times during 2001 for a total of 475 basis points. Interest rates on a significant portion of our earning assets such as certain loans and short-term investments are tied to index rates including the prime lending rate and the Federal Funds rate. Rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. When rates fall as sharply and quickly as experienced during 2001, the interest rates on certain earning assets are reduced immediately after a rate reduction and the impact on certain deposits and borrowings is delayed until such time as the instrument matures. Our interest-bearing liabilities continue to mature and re-price at lower rates, which is helping to increase our net interest margin. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 14 basis points from 2.60% in the nine months ended September 30, 2001 to 2.74% for the same period in 2002.

Provision for Loan Losses. The Company's provision for loan losses for the nine months ended September 30, 2002 was $548,000, representing a $111,000 or 25% increase over the $437,000 recorded for the nine months ended September 30, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses was $2.0 million at September 30, 2002, representing 1.30% of total outstanding loans and 279% of non-performing loans. The allowance for loan losses at September 30, 2001 was $1.7 million or 1.23% of total outstanding loans at that date. Management believes that the allowance is adequate to absorb losses inherent in the loan portfolio.

Non-Interest Income. Non-interest income decreased by $1,000 or .08% to $1,314,000 for the nine months ended September 30, 2002 compared with $1,315,000 for the same period in the prior year. Non-interest income as a percentage of total revenue decreased to 22% for the nine months ended September 30, 2002 from 27% for the nine months ended September 30, 2001 primarily as a result of the increase in net interest income. The largest components of non-interest income were service charges on deposit accounts of $765,000 for the nine months ended September 30, 2002 as compared to $703,000 for the same period in 2001 or a 9% increase, fees from mortgage banking operations of $335,000 in 2002 as compared to $286,000 in 2001 or a 17% increase and fees from factoring operations of $79,000 in 2002 as compared to $174,000 in 2001 or a 55% decrease. Service charge income increased primarily as a result of the $7.3 million or 16% increase in deposit transaction accounts from $46.7 million at September 30, 2001 to $54.0 million at September 30, 2002. Fees from mortgage banking operations increased due to the favorable mortgage loan refinance market during 2002. Fees from factoring operations decreased due to the reduction in average balances outstanding for the periods presented.

Non-Interest Expenses. Total non-interest expense increased from $4.0 million for the nine months ended September 30, 2001 to $4.5 million for the same period in 2002. This 12% increase was primarily due to increased expenses associated with strengthening the Bank's management team combined with the expansion of the branch network. The largest components of non-interest expense were salaries and employee benefits of $2.2 million for the nine months ended September 30, 2002 as compared to $2.1 million for the same period in 2001 or a 6% increase, occupancy and equipment cost of $796,000 in 2002 as compared to $727,000 in 2001 or a 9% increase and other operating expenses of $1.5 million in 2002 as compared to $1.2 million in 2001 or a 24% increase. The primary components in the increase in other operating expenses were professional fees and data processing costs related to the normal growth of the bank.

Income Taxes. The Company had an income tax benefit in the amount of $35,000 for the nine months ended September 30, 2002 compared to no income tax expense or benefit for the same period in 2001. This is principally due to adjustments to the valuation allowance associated with deferred tax assets. As the Company continues to be profitable and continues to demonstrate a sustained pattern of profitability, the valuation allowance will be adjusted accordingly with the benefit reflected in net income.

Asset Quality

No material changes have occurred in the Company's asset quality since December 31, 2001.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

Part II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits.

                 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed by the Bank during the quarter ended September 30, 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN COMMUNITY BANCSHARES, INC.

Date: November 13, 2002    By: /s/   Randy P. Helton
                               -------------------------------------------------
                               Randy P. Helton
                               President and Chief Executive Officer

Date: November 13, 2002    By: /s/   Dan R. Ellis, Jr.
                               -------------------------------------------------
                               Dan R. Ellis, Jr.
                               Senior Vice President and Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Randy P. Helton, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Community Bancshares, Inc., a North Carolina bank (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               By:   /s/ Randy P. Helton
                                         -------------------------------------

                                          Randy P. Helton
                                          President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dan R. Ellis, Jr., certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of American Community Bancshares, Inc., a North Carolina bank (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002    By:  /s/ Dan R. Ellis, Jr.
                               -------------------------------------------------

                               Dan R. Ellis, Jr.
                               Senior Vice President and Chief Financial Officer