Form 10KSB
period 2002-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2003-03-28
CIK 1106980

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

                          COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

The Registrant's revenues for the year ended December 31, 2002 were $13,493,259.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was approximately $21,942,000.

The number of shares of the Registrant's Common Stock outstanding on December 31, 2002 was 2,824,376.

                      Documents Incorporated by Reference:

     1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 (Part I and II).
     2. Portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format         Yes ____  No  X
                                                                   ---
                                       1

                        FORM 10-KSB CROSS-REFERENCE INDEX

PART I                                                                               PROXY
                                                                     FORM 10-KSB   STATEMENT    ANNUAL REPORT
                                                                     -----------   ---------    -------------
Item 1 -  Description of Business
Item 2 -  Property                                                                                    4
Item 3 -  Legal Proceedings                                                                          22
Item 4 -  Submission of Matters to a Vote of Security Holders            N/A                         23

PART II

Item 5 -  Market for Common Equity and Related Shareholder Matters                                   24
Item 6 -  Management's Discussion & Analysis                                                         25
Item 7 -  Financial Statements                                                                       42
Item 8 -  Changes in and Disagreements with Accountants on               N/A
          Accounting and Financial Disclosure

PART III

Item 9 -  Directors, Executive Officers, Promoters and Control                       4-6, 9
          Persons; Compliance with Section 16(a) of the
          Exchange Act
Item 10 - Executive Compensation                                                     10, 11
Item 11 - Security Ownership of Certain Beneficial Owners                4             3, 4
          and Management
Item 12 - Certain Relationships and Related Transactions                              6, 12
Item 13 - Exhibits and Reports on Form 8-K                               5
Item 14 - Controls and Procedures                                        6

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The information contained in the section captioned "Business" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 2 - PROPERTIES

The information contained in the section captioned "Business - Properties" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 3 - LEGAL PROCEEDINGS

The information contained in the section captioned "Business - Litigation" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the section captioned "Market for Common Equity and Related Stockholder Matters" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - FINANCIAL STATEMENTS

The information contained in the Independent Auditors' Report in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned "Proposal 1: Election of Directors," "Executive Officers," and "Required Reports of Beneficial Ownership" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information contained in the sections captioned "Director Compensation" and "Executive Compensation" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections captioned "Ownership of Voting Securities" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

Stock Option Plans

Set forth below is certain information regarding the Registrant's various stock option plans.

----------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants, and       future issuance under
                                warrants, and rights         rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                                                                          (c)
                                (a)

                                                             (b)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans       1999 Incentive:
approved by security holders             129,675                     $8.39                        17,052
                                1999 Nonstatutory:
                                         164,127                     $8.33                            -0-
                                2001 Incentive:
                                          53,158                     $7.57                        37,042
                                2002 Nonstatutory:
                                          15,000                     $8.35                        10,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders    None                         None                         None

----------------------------------------------------------------------------------------------------------------------
Total                                    361,960                     $8.24                        64,094
----------------------------------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned "Director Relationships" and "Indebtedness of and Transactions with Management" in the 2003 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index to Exhibits

         EXHIBIT
          NUMBER     DESCRIPTION OF EXHIBIT

           3.1       Registrant's Articles of Incorporation *

           3.2       Registrant's Bylaws *

           4.1       Specimen Stock Certificate*

           4.2       Specimen Warrant Certificate**

           4.3       Warrant Agreement**

           10.1      Employment Agreement of Randy P. Helton*

           10.2      1999 Incentive Stock Option Plan*

           10.3      1999 Nonstatutory Stock Option Plan*

           10.4      401(k) Plan*

         10.5(i)     Issuance of Trust Preferred Securities by
                     American Community Capital Trust I Indenture dated December 31, 2001**

         10.5(ii)    Issuance of Trust Preferred Securities by
                     American Community Capital Trust I Expense
                     Agreement dated December 31, 2001**

         10(iii)     Issuance of Trust Preferred Securities by
                     American Community Capital Trust I Amended and Restated Trust Agreement dated March 1,
                     2002**

          10(iv)     Issuance of Trust Preferred Securities by
                     American Community Capital Trust I
                     Supplemental Indenture dated March 1, 2002**

          10(v)      Issuance of Trust Preferred Securities by
                     American Community Capital Trust I
                     Subordinated Debenture dated March 1, 2002
                     ($2,061,860) **

          10(vi)    Issuance of Trust Preferred Securities by
                    American Community Capital Trust I
                    Subordinated Debenture dated March 1, 2002
                    ($1,546,000) **

         10(vii)    Issuance of Trust Preferred Securities by
                    American Community Capital Trust I Amended and Restated Preferred Securities Guarantee
                    Agreement dated March 1, 2002**

           10.6     2001 Incentive Stock Option Plan***

           10.7     2002 Nonstatutory Stock Option plan****

            13      2002 Annual Report

            21      Subsidiaries of Registrant**

            99      Registrant's Definitive Proxy Statement *****



          * Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (File No. 333-31148)

          ** Incorporated by reference from exhibits to Registrant's Registration statement on Form SB-2 (File No. 333-84484)

          *** Incorporated by reference from exhibit 10.5 to Registrant's Annual Report for the year ended December 31, 2000 on Form 10-KSB.

          **** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-101208)

          ***** Filed with the Commission pursuant to Rule 14a-6.

     (b)  Reports on Form 8-K.

          None.

ITEM 14. -- CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in the Registrant's periodic SEC Filings. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 28, 2003                   /s/ Randy P. Helton
                                 -------------------
                                 Randy P. Helton
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Randy P. Helton                                       March 28, 2003
-------------------
Randy P. Helton, President,
Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.                                     March 28, 2003
---------------------
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Robert G. Dinsmore                                    March 28, 2003
----------------------
Robert G. Dinsmore, Director

/s/ Frank L. Gentry                                       March 28, 2003
-------------------
Frank L. Gentry

/s/ Thomas J. Hall                                        March 28, 2003
------------------
Thomas J. Hall, Director

/s/ Larry S. Helms                                        March 28, 2003
------------------
Larry S. Helms, Director

________________________
Peter A. Pappas, Director

/s/ L. Steven Philips                                     March 28, 2003
---------------------
L. Steven Phillips, Director

---------------------
Alison J. Smith, Director

_________________________
L. Carlton Tyson, Director

_________________________
David D. Whitley, Director

/s/ Gregory N. Wylie                                      March 28, 2003
--------------------
Gregory N. Wylie, Director

         EXHIBIT
          NUMBER            DESCRIPTION OF EXHIBIT
          ------            ----------------------

          3.1               Registrant's Articles of Incorporation *

          3.2               Registrant's Bylaws *

          4.1               Specimen Stock Certificate*

          4.2               Specimen Warrant Certificate**

          4.3               Warrant Agreement**

         10.1               Employment Agreement of Randy P. Helton*

         10.2               1999 Incentive Stock Option Plan*

         10.3               1999 Nonstatutory Stock Option Plan*

         10.4               401(k) Plan*

         10.5(i) Issuance of Trust Preferred Securities by American Community Capital Trust I Indenture dated December 31, 2001**

         10.5(ii) Issuance of Trust Preferred Securities by American Community Capital Trust I Expense Agreement dated December 31, 2001**

         10(iii) Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and Restated Trust Agreement dated March 1, 2002**

         10(iv) Issuance of Trust Preferred Securities by American Community Capital Trust I
                            Supplemental Indenture dated March 1, 2002**

         10(v) Issuance of Trust Preferred Securities by American Community Capital Trust I
                            Subordinated Debenture dated March 1, 2002
                            ($2,061,860) **

         10(vi) Issuance of Trust Preferred Securities by American Community Capital Trust I
                            Subordinated Debenture dated March 1, 2002
                            ($1,546,000) **

         10(vii) Issuance of Trust Preferred Securities by American Community Capital Trust I Amended and Restated Preferred Securities Guarantee Agreement dated March 1, 2002**

           10.6             2001 Incentive Stock Option Plan***

           10.7             2002 Nonstatutory Stock Option plan****

           13               2002 Annual Report

           21               Subsidiaries of Registrant**

           99               Registrant's Definitive Proxy Statement *****

* Incorporated by reference from exhibits to Registrant's Registration Statement on Form S-4 (File No. 333-31148)

** Incorporated by reference from exhibits to Registrant's Registration statement on Form SB-2 (File No. 333-84484)

*** Incorporated by reference from exhibit 10.5 to Registrant's Annual Report for the year ended December 31, 2000 on Form 10-KSB.

**** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-101208)

*****  Filed with the Commission pursuant to Rule 14a-6.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Randy P. Helton, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Community Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003              By:   /s/ Randy P. Helton
                                        -------------------
                                        Randy P. Helton
                                        President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Dan R. Ellis, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Community Bancshares, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15-d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                  By:   /s/ Dan R. Ellis, Jr.
                                            ---------------------
                                            Dan R. Ellis, Jr.
                                            Chief Financial Officer

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-KSB filed by American Community Bancshares, Inc. (the "Issuer") for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.


                                      American Community Bancshares, Inc.


Date: March 28, 2003                  By:  /s/ Randy P. Helton
                                           -------------------
                                           Randy P. Helton
                                           President and Chief Executive Officer

Date: March 28, 2003                  By:  /s/ Dan R. Ellis, Jr.
                                           ---------------------
                                           Dan R. Ellis, Jr.
                                           Chief Financial Officer