Form 10QSB
period 2003-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2003-05-15
CIK 1106980

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                     [ ] Transition Report Under Section 13
                          or 15(d) of the Exchange Act

         For the transition period ended _______________________________

                        Commission File Number 000-30517

                       AMERICAN COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                      56-2179531
 -------------------------------                      ----------------------
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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __

As of March 31, 2003, 2,824,376 shares of the issuer's common stock, no par value, were outstanding.

This report contains 14 pages.

                                                                                  Page No.
                                                                                  --------
Part I.   FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

              Consolidated Balance Sheets
              March 31, 2003 and December 31, 2002..............................         3

              Consolidated Statements of Operations
              Three Months Ended March 31, 2003 and 2002........................         4

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002........................         5

              Notes to Consolidated Financial Statements........................         6

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................         9

Item 3 -  Controls and procedures...............................................        12

Part II.  OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K..........................        13

PART I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       AMERICAN COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31, 2003     December 31,
                                                                                         (Unaudited)           2002*
                                                                                        --------------    --------------
                                                                                                 (In Thousands)
ASSETS

Cash and due from banks                                                                 $        5,444    $       12,183
Interest-earning deposits with banks                                                            11,822             4,655
Investment securities available for sale at fair value                                          31,842            27,465
Investment securities held to maturity at cost                                                   1,481                 -
Loans                                                                                          173,974           165,366
Allowance for loan losses                                                                       (2,129)           (2,375)
                                                                                        --------------    --------------

                                                                       NET LOANS               171,845           162,991

Accrued interest receivable                                                                        980               955
Bank premises and equipment                                                                      4,863             4,639
Foreclosed real estate                                                                              94               446
Federal Home Loan Bank stock at cost                                                               800               450
Other assets                                                                                     1,809             1,321
                                                                                        --------------    --------------

                                                                    TOTAL ASSETS        $      230,980    $      215,105
                                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Demand                                                                               $       23,739    $       22,062
   Savings                                                                                       5,118             4,435
   Money market and NOW                                                                         29,415            26,541
   Time                                                                                        124,086           121,277
                                                                                        --------------    --------------

                                                                  TOTAL DEPOSITS               182,358           174,315

Borrowings                                                                                      15,945             9,000
Securities sold under agreement to repurchase                                                    3,869             2,576
Capital lease obligation                                                                         1,705             1,705
Accrued expenses and other liabilities                                                             575               933
Trust preferred securities                                                                       3,500             3,500
                                                                                        --------------    --------------

                                                               TOTAL LIABILITIES               207,952           192,029
                                                                                        --------------    --------------
Stockholders' Equity
    Preferred stock, no par value, 1,000,000 shares authorized; none issued
    Common stock, $1 par value, 9,000,000 shares authorized;
     2,824,376 issued and outstanding                                                            2,824             2,824
   Additional paid-in capital                                                                   19,191            19,191
   Retained earnings                                                                               946               909
   Accumulated other comprehensive income                                                           67               152
                                                                                        --------------    --------------

                                                      TOTAL STOCKHOLDERS' EQUITY                23,028            23,076
                                                                                        --------------    --------------
Commitments (Note B)
                                                           TOTAL LIABILITIES AND
                                                            STOCKHOLDERS' EQUITY        $      230,980    $      215,105
                                                                                        ==============    ==============

*Derived from audited financial statements

See accompanying notes.

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                  Three months       Three months
                                                                                      ended             ended
                                                                                 March 31, 2003      March 31, 2002
                                                                                -----------------   -----------------
                                                                                (In Thousands, except per share data)
INTEREST INCOME
   Loans                                                                        $           2,751   $           2,489
   Investments                                                                                260                 138
   Interest-earning deposits with banks                                                        19                  85
                                                                                -----------------   -----------------

                                                     TOTAL INTEREST INCOME                  3,030               2,712
                                                                                -----------------   -----------------

INTEREST EXPENSE
   Money market, NOW and savings deposits                                                      52                  97
   Time deposits                                                                              957               1,082
   Borrowings                                                                                 257                 201
                                                                                -----------------   -----------------

                                                    TOTAL INTEREST EXPENSE                  1,266               1,380
                                                                                -----------------   -----------------

                                                       NET INTEREST INCOME                  1,764               1,332

PROVISION FOR LOAN LOSSES                                                                     365                 141
                                                                                -----------------   -----------------
                                                 NET INTEREST INCOME AFTER
                                                 PROVISION FOR LOAN LOSSES                  1,399               1,191
                                                                                -----------------   -----------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                                        467                 235
   Mortgage operations                                                                        140                 126
   Other                                                                                       73                  85
                                                                                -----------------   -----------------

                                                 TOTAL NON-INTEREST INCOME                    680                 446
                                                                                -----------------   -----------------

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                             854                 690
   Occupancy and equipment                                                                    297                 270
   Other                                                                                      514                 476
                                                                                -----------------   -----------------

                                                TOTAL NON-INTEREST EXPENSE                  1,665               1,436
                                                                                -----------------   -----------------

                                      INCOME BEFORE INCOME TAXES (BENEFIT)                    414                 201

INCOME TAXES (BENEFIT)                                                                        151                 (57)
                                                                                -----------------   -----------------

                                                                NET INCOME      $             263   $             258
                                                                                =================   =================

                                              BASIC AND DILUTED NET INCOME
                                                          PER COMMON SHARE      $             .09   $             .14
                                                                                =================   =================
   WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                               BASIC              2,824,376           1,820,697
                                                                                =================   =================

                                                                   DILUTED              2,829,897           1,820,697
                                                                                =================   =================

   DIVIDEND DECLARED PER COMMON SHARE                                           $            0.08                   -
                                                                                =================   =================

                       AMERICAN COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                    Three months      Three months
                                                                                       ended             ended
                                                                                   March 31, 2003    March 31, 2002
                                                                                   --------------    --------------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $          263    $          258
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation and amortization                                                            185               137
     Provision for loan losses                                                                365               112
     Loss on sale of foreclosed real estate                                                    28                 -
     Change in assets and liabilities
        (Increase) decrease in accrued interest receivable                                    (25)              129
        Increase in other assets                                                             (446)             (299)
        Decrease in accrued expenses and other liabilities                                   (358)              (58)
                                                                                   --------------    --------------

                                                      NET CASH PROVIDED BY
                                                      OPERATING ACTIVITIES                     12               279
                                                                                   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities available for sale                                  (12,614)             (209)
   Purchases of investment securities held to maturity                                     (1,482)                -
   Proceeds from maturities, calls and principal re-payments
    of investment securities                                                                8,031             2,650
   Net increase in loans from originations and repayments                                  (9,219)           (3,111)
   Purchases of bank premises and equipment                                                  (329)             (365)
   Proceeds from sale of foreclosed real estate                                               324
   Purchase of Federal Home Loan Bank stock                                                  (350)                -
                                                                                   --------------    --------------

                                                          NET CASH USED BY
                                                      INVESTING ACTIVITIES                (15,639)           (1,035)
                                                                                   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits                                                          5,234             6,503
   Net increase in time deposits                                                            2,809             3,561
   Net increase in advances from Federal Home Loan Bank                                     6,945                 -
   Net increase in securities sold under agreement to repurchase                            1,293                 -
   Proceeds from issuance of trust preferred securities                                         -             1,500
   Cash paid for dividends                                                                   (226)                -
   Proceeds from common stock sold, net                                                         -               107
                                                                                   --------------    --------------
                                                      NET CASH PROVIDED BY
                                                      FINANCING ACTIVITIES                 16,055            11,671
                                                                                   --------------    --------------
                                                      NET INCREASE IN CASH
                                                      AND CASH EQUIVALENTS                    428            10,915
                                                                                   --------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING                                                       16,838            23,509
                                                                                   --------------    --------------

CASH AND CASH EQUIVALENTS, ENDING                                                  $       17,266    $       34,424
                                                                                   ==============    ==============

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

In management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the "Company") and its wholly owned subsidiaries, American Community Bank (the "Bank") and American Community Capital Trust I ("Capital Trust I"). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At March 31, 2003, loan commitments are as follows:

         Undisbursed lines of credit                     $     29,887,211
         Stand-by letters of credit                             1,955,581

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                     Three months ended
                                                         March 31,
                                                   2003               2002
                                             ----------------   ---------------

Weighted average number of common
 shares used in computing basic
 net income per share                               2,824,376         1,820,697
Effective of dilutive stock options                     5,521                 -
                                             ----------------   ---------------
Weighted average number of common
 shares and dilutive potential common
 shares used in computing diluted net
 income per share
                                                    2,829,897         1,820,697
                                             ================   ===============

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

                       AMERICAN COMMUNITY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $178,000 and $218,000 for the three months ended March 31, 2003 and 2002.

NOTE F - STOCK COMPENSATION PLAN

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company's stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

                                                              Three months ended
                                                                   March 31,
                                                              2003            2002
                                                          ------------    ------------
Net income:
  As reported                                             $    263,000    $    258,000
    Deduct: Total stock-based employee compensation
     expense determined under fair value method
     for all awards, net of related tax effects                (23,800)        (19,500)
                                                          ------------    ------------
Pro forma                                                 $    239,200    $    238,500
                                                          ============    ============

Basic net income per share
  As reported                                             $       0.09    $       0.14
  Proforma                                                        0.08            0.13

Diluted net income per share
  As reported                                                     0.09            0.14
  Proforma                                                        0.08            0.13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. There are no pending legal proceedings other than those incurred in the normal course of business to which the Bank or Bancshares is a party, or of which any of their property is the subject.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets at March 31, 2003 increased by $15.9 million or 7.4% to $231.0 million compared to $215.1 million at December 31, 2002. The Company had earning assets of $219.9 million at month-end March 31, 2003 consisting of $174.0 million in gross loans, $34.1 million in investment securities and Federal Home Loan Bank (FHLB) stock and $11.8 million in overnight investments. Total deposits as of March 31, 2003 increased by $8.1 million or 4.6% to $182.4 million compared to $174.3 million at December 31, 2002. Total borrowed money as of March 31, 2003 increased by $8.2 million or 49.1% to $25.0 million compared to $16.8 million at December 31, 2002. Stockholders' equity was $23.0 million at March 31, 2003 compared to $23.1 million at December 31, 2002 for a decrease of $48,000 or 0.2%. The decrease resulted from the payment of a cash dividend in the amount of $226,000 combined with total comprehensive income of $178,000.

The Company recorded a $365,000 provision for loan losses for the quarter ended March 31, 2003, representing an increase of $224,000 or 159% over the $141,000 provision for the quarter ended March 31, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $8.6 million during the quarter ended March 31, 2003. The allowance for loan losses at March 31, 2003 of $2.13 million equaled 1.22% of total loans outstanding and 3671% of non-performing loans. The allowance for loan losses at December 31, 2002 of $2.38 million equaled 1.44% of total loans outstanding and 409% of non-performing loans. The decrease in the allowance for loan losses as a percentage of total loans is attributable to the write off of a $552,000 loan for which $414,000 had been specifically reserved.

The Company had investment securities available for sale of $31.8 million at March 31, 2003. The portfolio increased by $4.4 million or 16.0% from the $27.4 million balance at December 31, 2002 as the Company continued to invest excess liquidity. In addition the Company had investment securities held to maturity of $1.5 million at March 31, 2003. No such securities were held at December 31, 2002.

Interest-earning deposits with banks at March 31, 2003 increased by $7.2 million or 154.0% to $11.8 million compared to $4.6 million at December 31, 2002. This increase was primarily a result of the decrease in cash and due from banks. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at March 31, 2003 decreased by $6.3 million or 32.3% to $13.2 million compared to $19.5 million at December 31, 2002. The decrease is primarily attributable to a decrease of $6.7 million to $5.4 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $25,000 to $980,000 at March 31, 2003 as a result of the timing in the collection of interest income. Bank premises and equipment was $4.9 million at March 31, 2003, an increase of $224,000 from December 31, 2002. The net increase resulted from additions of $329,000 and depreciation of $105,000. Other real estate owned decreased by $352,000 as a result of the sale of two 1-4 family properties obtained through foreclosure. Other assets increased by $488,000 at March 31, 2003 to $1.8 million primarily as a result of the increase in prepaid expenses and other repossessed assets.

Total deposits increased $8.1 million or 4.6% from $174.3 million at December 31, 2002 to $182.4 million at March 31, 2003. The composition of the deposit base, by category, at March 31, 2003 is as follows: 13% non-interest bearing demand deposits, 3% savings deposits, 16% money market and interest bearing demand deposits and 68% time deposits. All deposit categories experienced increases over the three-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $1.7 million or 8%; savings deposits, $683,000 or 15%, money market and interest bearing demand deposits, $2.9 million or 11%, and time deposits, $2.8 million or 2%. Time deposits of $100,000 or more totaled $60.1 million, or 33% of total deposits at March 31, 2003. The composition of deposits at December 31, 2002 was 13% non-interest bearing demand deposits, 2% savings deposits, 15% money market and interest bearing demand deposits and 70% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2003 of $15.9 million with maturity dates ranging from June 2003 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2002 was $9.0 million with maturity dates ranging from June 2003 through December 2011. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real property. Total securities sold under agreement to repurchase increased $1.3 million or 50.2% from $2.6 million at December 31, 2002 to $3.9 million at March 31, 2003. These borrowings are secured by certain of the Company's investment securities. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2003 was $1.7 million. In addition, Capital Trust I maintained the Trust Preferred Securities in the amount of $3.5 million at a fixed rate of 9%. The Trust Preferred securities have a maturity date of March 1, 2032, are redeemable on or after March 1, 2007 at par value and are eligible for inclusion as Tier I capital.

Other liabilities decreased by $358,000 to $575,000 or 38.4% at March 31, 2003 from $933,000 at December 31, 2002. The decrease was primarily due to the payment of previously accrued income tax liabilities.

The Company began 2003 with total stockholders' equity of $23.1 million. Total equity decreased to $23.0 million at March 31, 2003. The decrease resulted from the payment of a cash dividend in the amount of $226,000 combined with total comprehensive income of $178,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net Income The Company generated a net pre-tax profit for the three months ended March 31, 2003 of $414,000 compared to a net pre-tax profit for the three months ended March 31, 2002 of $201,000 an increase of 106%. The Company generated net income for the three months ended March 31, 2003 of $263,000 compared to a profit for the three months ended March 31, 2002 of $258,000. On a per share basis earnings were $.09 for 2003 compared to $.14 for 2002. Return on average assets was 0.48% and 0.55% and return on average equity was 4.61% and 7.51% for the three months ended March 31, 2003 and 2002, respectively. Earnings for the three months ended March 31, 2003 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $432,000 from $1.3 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. Total interest income benefited from growth in average earning assets that offset the lower asset yields resulting from the reductions in short-term rates during 2002. In addition, total interest expense benefited from the lower funding costs prevalent in 2003.

Total average earning assets increased $31.5 million or 18% from an average of $175.0 million during the first quarter of 2002 to an average of $206.5 during the first quarter of 2003. The Company experienced strong loan growth with average loan balances increasing by $27.3 million. The increase in average balances for investment securities and interest-earning deposits was $4.2 million. Average interest-bearing liabilities increased by $19.8 million during the first quarter of 2003 of which $13.0 million was attributable to deposits while borrowings increased $6.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2003 was 3.47% compared to 3.05% for the same quarter in 2002. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 34 basis points from 2.63% in the quarter ended March 31, 2002 to 2.97% for the same quarter in 2003.

Provision for Loan Losses. The Company's provision for loan losses for the quarter ended March 31, 2003 was $365,000, representing a $224,000 or 159% increase over the $141,000 recorded for the quarter ended March 31, 2002. The increase was a result of the increase in loans outstanding combined with the charge-off of a loan in the amount of $138,000 for which no previous loan allowance had been recorded. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income increased by $234,000 or 52% to $680,000 for the three months ended March 31, 2003 compared with $446,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 28% for the three months ended March 31, 2003 from 25% for the same period in the prior year. The largest components of non-interest income were service charges on deposit accounts of $467,000 for the quarter ended March 31, 2003 as compared to $235,000 for the same period in 2002 or a 99% increase and fees from mortgage banking operations of $140,000 in 2003 as compared to $126,000 in 2002 or an 11% increase. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage banking operations increased due to the favorable mortgage interest rate environment in 2003.

Non-interest Expense. Total non-interest expense increased from $1.4 million for the three months ended March 31, 2002 to $1.7 million for the same period in 2003. This 16% increase was primarily due to increased expenses associated with the opening of permanent facilities at two of our current locations combined with the addition of our eighth branch location.

Provision for Income Taxes. The Company had income tax expense in the amount of $151,000 for the three months ended March 31, 2003 which equates to a 36.5% effective tax rate. The Company had an income tax benefit in the amount of $57,000 for the three months ended March 31, 2002. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets in 2002. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

ASSET QUALITY

No material changes have occurred in the Company's asset quality since December 31, 2002.

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

Part II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

        During the first quarter of fiscal year 2003, the Registrant filed a report on Form 8-K regarding the Registrant's declaration of its first cash dividend in an amount equal to $.08 per share which was to be paid to shareholders on March 17, 2003 to shareholders of record on February 28, 2003. Registrant indicated this was an annual dividend to reward shareholders for its financial results in 2002.

        The Registrant also announced unaudited net income for the year ended December 31, 2002 of $1.3 million representing a 74.3% increase over results for the year ended December 31, 2001. At December 31, 2002 Registrant's assets were $215.2 million, loans receivable were $165.4 million, deposits were $174.3 million and stockholders' equity was $23.1 million.

        Also during the first quarter of fiscal year 2003, the Registrant filed a report on Form 8-K regarding the Registrant's presentation to certain financial consultants of the investment banking firm of Ryan Beck & Co., Inc. During the course of the presentation, the Registrant presented certain information regarding the Registrant's recent financial performance.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN COMMUNITY BANCSHARES, INC.

Date: April 28, 2003             By: /s/  Randy P. Helton
                                     -------------------------------------------

                                     Randy P. Helton
                                     President and Chief Executive Officer

Date: April 28, 2003             By: /s/  Dan R. Ellis, Jr.
                                     -------------------------------------------

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

Date: April 28, 2003             By:   /s/ Randy P. Helton
                                    --------------------------------------------

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

Date: April 28, 2003             By:  /s/ Dan R. Ellis, Jr.
                                     -------------------------------------------

                                     Dan R. Ellis, Jr.
                                     Senior Vice President and Chief Financial
                                     Officer