Form 10QSB
period 2003-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2003-08-13
CIK 1106980

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period ended

Commission File Number 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2179531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2593 WEST ROOSEVELT BOULEVARD, MONROE, NORTH CAROLINA 28111

(Address of principal office)

(704) 225-8444

(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of June 30, 2003, 2,824,376 shares of the issuer’s $1.00 par value common stock were outstanding.

This report contains 15 pages.

Part I. FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002*
	(In Thousands)
ASSETS
Cash and due from banks	$7,846	$12,183
Interest-earning deposits with banks	1,116	4,655
Investment securities available for sale at fair value	39,361	27,465
Investment securities held to maturity at cost	1,481	—
Loans	188,853	165,366
Allowance for loan losses	(2,286)	(2,375)

NET LOANS	186,567	162,991
Accrued interest receivable	1,060	955
Bank premises and equipment	5,197	4,639
Foreclosed real estate	94	446
Federal Home Loan Bank stock, at cost	792	450
Other assets	1,462	1,321

TOTAL ASSETS	$244,976	$215,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$25,084	$22,062
Savings	5,540	4,435
Money market and NOW	42,905	26,541
Time	124,214	121,277

TOTAL DEPOSITS	197,743	174,315
Borrowings	13,778	9,000
Securities sold under agreement to repurchase	4,035	2,576
Capital lease obligation	1,708	1,705
Accrued expenses and other liabilities	716	933
Trust preferred securities	3,500	3,500

TOTAL LIABILITIES	221,480	192,029

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 2,824,376 issued and outstanding	2,824	2,824
Additional paid-in capital	19,191	19,191
Retained earnings	1,352	909
Accumulated other comprehensive income	129	152

TOTAL STOCKHOLDERS’ EQUITY	23,496	23,076

Commitments
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,976	$215,105

See accompanying notes.

*	Derived from audited consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, except per share data)
INTEREST INCOME
Loans	$2,963	$2,563	$5,714	$5,052
Investments	273	173	533	311
Interest-earning deposits with banks	27	112	46	197

TOTAL INTEREST INCOME	3,263	2,848	6,293	5,560

INTEREST EXPENSE
Money market, NOW and savings deposits	121	101	173	198
Time deposits	940	975	1,896	2,057
Borrowings	281	224	539	425

TOTAL INTEREST EXPENSE	1,342	1,300	2,608	2,680

NET INTEREST INCOME	1,921	1,548	3,685	2,880
PROVISION FOR LOAN LOSSES	127	215	492	356

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,794	1,333	3,193	2,524

NON-INTEREST INCOME
Service charges on deposit accounts	481	258	948	493
Mortgage operations	163	90	303	216
Other	101	67	174	152

TOTAL NON-INTEREST INCOME	745	415	1,425	861

NON-INTEREST EXPENSE
Salaries and employee benefits	1,003	770	1,857	1,460
Occupancy and equipment	302	269	599	539
Other	594	461	1,108	937

TOTAL NON-INTEREST EXPENSE	1,899	1,500	3,564	2,936

INCOME BEFORE INCOME TAXES	640	248	1,054	449
INCOME TAXES	234	(39)	385	(96)

NET INCOME	$406	$287	$669	$545

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$.14	$.10	$.24	$.24

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$.08	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	2,824,376	2,794,261	2,824,376	2,307,479

DILUTED	2,857,066	2,800,885	2,843,760	2,310,792

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$669	$545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	271
Provision for loan losses	492	356
Loss on sale of foreclosed real estate	28	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(105)	(64)
Increase in other real estate owned	—	(253)
Increase in other assets	(144)	(3)
Increase in capital lease obligation	3	—
Decrease in accrued expenses and other liabilities	(217)	(65)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,140	787

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(29,803)	(21,177)
Purchases of investment securities held to maturity	(1,482)	—
Proceeds from maturities, calls and principal re-payments of investment securities	17,689	5,193
Net increase in loans from originations and repayments	(24,068)	(6,717)
Purchases of bank premises and equipment	(773)	(646)
Proceeds from sale of foreclosed real estate	324	—
Purchase of Federal Home Loan Bank stock	(350)	—
Federal Home Loan Bank stock redeemed	8	—

NET CASH USED BY INVESTING ACTIVITIES	(38,455)	(23,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	20,491	3,365
Net increase in time deposits	2,937	2,575
Net increase in advances from Federal Home Loan Bank	4,778	—
Net increase in securities sold under agreement to repurchase	1,459	—
Proceeds from issuance of trust preferred securities	—	1,500
Cash paid for dividends	(226)	—
Proceeds from common stock sold, net	—	8,167

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,439	15,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,876)	(6,953)
CASH AND CASH EQUIVALENTS, BEGINNING	16,838	23,509

CASH AND CASH EQUIVALENTS, ENDING	$8,962	$16,556

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A—BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (the “Bank”) and American Community Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B—COMMITMENTS

At June 30, 2003, loan commitments are as follows

Undisbursed lines of credit	$33,034,000
Stand-by letters of credit	2,428,000

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE C—PER SHARE RESULTS

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

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,824,376	2,794,261	2,824,376	2,307,479
Effective of dilutive stock options	32,690	6,624	19,384	3,313

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,857,066	2,800,885	2,843,760	2,310,792

NOTE D—COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $468,000 and $342,000 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, total comprehensive income was $646,000 and $560,000, respectively.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E—STOCK COMPENSATION PLAN

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. Presented below are the pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$406,000	$287,000	$669,000	$545,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23,800)	(19,500)	(47,600)	(39,000)

Pro forma	$382,200	$267,500	$621,400	$506,000

Basic net income per share
As reported	$0.14	$0.10	$0.24	$0.24
Pro forma	0.14	0.10	0.22	0.22
Diluted net income per share
As reported	$0.14	$0.10	$0.24	$0.24
Pro forma	0.14	0.10	0.22	0.22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services. There are no pending legal proceedings other than those incurred in the normal course of business to which the Bank or Company is a party, or of which any of their property is the subject.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets at June 30, 2003 increased by $29.9 million or 13.9% to $245.0 million compared to $215.1 million at December 31, 2002. The Company had earning assets of $231.6 million at June 30, 2003 consisting of $188.9 million in gross loans, $41.6 million in investment securities and Federal Home Loan Bank (FHLB) stock and $1.1 million in overnight investments. Total deposits as of June 30, 2003 increased by $23.4 million or 13.4% to $197.7 million compared to $174.3 million at December 31, 2002. Total borrowed money as of June 30, consisting of FHLB advances, securities sold under agreements to repurchase, and a capital lease obligation, increased by $6.2 million or 37.2% to $23.0 million compared to $16.8 million at December 31, 2002. Stockholders’ equity was $23.5 million at June 30, 2003 compared to $23.1 million at December 31, 2002 for an increase of $420,000 or 1.8%. The increase resulted from the Company’s comprehensive income of $646,000 during the period net of the payment of cash dividends of $226,000.

Interest-earning deposits with banks at June 30, 2003 decreased by $3.5 million or 76.0% to $1.1 million compared to $4.6 million at December 31, 2002. This decrease was used to fund the growth in our investment and loan portfolios. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

The Company had investment securities available for sale of $39.4 million at June 30, 2003. The portfolio increased by $11.9 million or 43.3% from the $27.5 million balance at December 31, 2002 as the Company continued to deploy its excess liquidity. In addition the Company had investment securities held to maturity of $1.5 million at June 30, 2003. No such securities were held at December 31, 2002.

Total loans receivable increased by $23.5 million or 14.2% from the $165.4 at December 31, 2002 to $188.9 million at June 30, 2003. The growth is primarily attributable to continued strong growth in real estate lending combined with good loan demand at our new branch location. The allowance for loan losses at June 30, 2003 of $2.3 million equaled 1.21% of total loans outstanding and 2512% of non-performing loans. The allowance for loan losses at December 31, 2002 of $2.38 million equaled 1.44% of total loans outstanding and 409% of non-performing loans. The decrease in the allowance for loan losses as a percentage of total loans is primarily attributable to the charge-off of a $552,000 loan during the first quarter of 2003 for which $414,000 had been specifically reserved. The charge-off of this loan also resulted in a decrease in the level of our non-performing loans of $489,000 or 84.3% from $580,000 at December 31, 2002 to $91,000 at June 30, 2003.

Non interest-earning assets at June 30, 2003 decreased by $3.9 million or 19.8% to $15.7 million compared to $19.5 million at December 31, 2002. The decrease is primarily attributable to a decrease of $4.3 million to $7.8 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $105,000 to $1.1 million at June 30, 2003 as a result of the increase in our investment and loan portfolios. Bank premises and equipment was $5.2 million at June 30, 2003, an increase of $558,000 from December 31, 2002. This increase resulted from additions of $773,000 net of depreciation expense of $215,000. The additions were primarily attributable to computer system upgrades combined with the completion of our Mountain Island office location. Other real estate owned decreased by $352,000 as a result of the sale of two 1-4 family properties obtained through foreclosure. Other assets increased by $141,000 at June 30, 2003 to $1.5 million primarily as a result of an increase in prepaid expenses.

Total deposits increased $23.4 million or 13.4% from $174.3 million at December 31, 2002 to $197.7 million at June 30, 2003. The composition of the deposit base, by category, at June 30, 2003 is as follows: 13% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 63% time deposits. All deposit categories experienced increases over the six-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $3.0 million or 14%; savings deposits, $1.1 million or 25%, money market and interest bearing demand deposits, $16.4 million or 62%, and time deposits, $2.9 million or 2%. Time deposits of $100,000 or more totaled $60.4 million, or 31% of total deposits at June 30, 2003. The composition of deposits at December 31, 2002 was 13% non-interest bearing demand deposits, 2% savings deposits, 15% money market and interest bearing demand deposits and 70% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2003 of $13.8 million with maturity dates ranging from June 2004 through February 2013. This represents an increase of $4.8 million from the balance of Federal Home Loan Bank advances at December 31, 2002 of $9.0 million. The advances at December 31, 2002 had maturity dates ranging from June 2003 through December 2011. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. Total securities sold under agreement to repurchase increased $1.5 million or 56.6% from $2.6 million at December 31, 2002 to $4.0 million at June 30, 2003. These advances are secured by certain of the Company’s investment securities. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2003 was $1.7 million. In addition, Capital Trust I maintained the Trust Preferred Securities in the amount of $3.5 million at a fixed rate of 9%. The Trust Preferred securities have a maturity date of March 1, 2032, are redeemable on or after March 1, 2007 at par value and are eligible for inclusion as Tier I capital.

Other liabilities decreased by $217,000 or 23.3% to $716,000 at June 30, 2003 from $933,000 at December 31, 2002. The decrease was primarily due to the payment of previously accrued income tax liabilities.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

Net Income. The Company generated net income for the three months ended June 30, 2003 of $406,000 compared to net income for the three months ended June 30, 2002 of $287,000. On a per share basis, basic and diluted earnings were $.14 for the 2003 period compared to $.10 for the 2002 period. Return on average assets was .68% and .57% and return on average equity was 6.98% and 5.15% for the three months ended June 30, 2003 and 2002, respectively. Earnings for the three months ended June 30, 2003 were positively impacted by increases in net interest income and in non-interest income.

Net Interest Income. Net interest income increased $373,000 from $1.5 million for the three months ended June 30, 2002 to $1.9 million for the three months ended June 30, 2003. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings.

Total average earning assets increased $36.0 million or 19% from an average of $188.5 million during the second quarter of 2002 to an average of $224.5 during the second quarter of 2003. The Company experienced strong loan growth with average loan balances increasing by $34.1 million. The increase in average balances for investment securities and interest-earning deposits was $1.9 million. Average interest-bearing liabilities increased by $28.2 million during the first quarter of 2003 of which $17.4 million was attributable to deposits while borrowings increased $10.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2003 was 3.42% compared to 3.25% for the same quarter in 2002. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 37 basis points from 2.62% in the quarter ended June 30, 2002 to 2.99% for the same quarter in 2003.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended June 30, 2003 was $127,000, representing an $88,000 or 41% decrease from the $215,000 recorded for the quarter ended June 30, 2002. While the Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio, the provision in the 2002 quarter was greater due to the significant increase in the level of the Company’s non-performing loans during that quarter. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income increased by $330,000 or 80% to $745,000 for the three months ended June 30, 2003 compared with $415,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 28% at June 30, 2003 from 21% at June 30, 2002 primarily as a result of the increase in service charges on deposit accounts. The largest components of non-interest income were service charges on deposit accounts of $481,000 for the quarter ended June 30, 2003 as compared to $258,000 for the same period in 2002 or an 86% increase and fees from mortgage banking operations of $163,000 in 2003 as compared to $90,000 in 2002 or an 81% increase. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage banking operations increased due to the continued favorable mortgage interest rate environment in 2003.

Non-Interest Expenses. Total non-interest expense increased from $1.5 million for the three months ended June 30, 2002 to $1.9 million for the same period in 2003. This 27% increase was primarily due to increased expenses associated with the opening of permanent facilities at two of our current locations combined with the addition of our eighth branch location. In addition compensation increased as a direct result of the increase in fees from mortgage banking operations.

Income Taxes. The Company had income tax expense in the amount of $234,000 for the three months ended June 30, 2003 which equates to a 36.6% effective tax rate. The Company had an income tax benefit in the amount of $39,000 for the three months ended June 30, 2002. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets in 2002. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Net Income. The Company generated net income for the six months ended June 30, 2003 of $669,000 compared to net income for the six months ended June 30, 2002 of $545,000. On a per share basis, basic and diluted earnings were $.24 for 2003 compared to $.24 for 2002. Although our net income increased, earnings per share were the same due to a larger number of shares outstanding in 2003. Return on average assets was .58% and .56% and return on average equity was 5.76% and 6.27% for the six months ended June 30, 2003 and 2002, respectively. Earnings for the six months ended June 30, 2003 were positively impacted by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $805,000 from $2.9 million for the six months ended June 30, 2002 to $3.7 million for the six months ended June 30, 2003. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings.

Total average earning assets increased $33.6 million or 19% from an average of $181.8 million during the first half of 2002 to an average of $215.4 during the first half of 2003. The Company experienced strong loan growth with average loan balances increasing by $30.6 million. The increase in average balances for investment securities and interest-earning deposits was $3.0 million. Average interest-bearing liabilities increased by $23.4 million during the first half of 2003 of which $14.6 million was attributable to deposits while borrowings increased $8.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2003 was 3.42% compared to 3.15% for the same period in 2002. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 32 basis points from 2.67% in the six months ended June 30, 2002 to 2.99% for the same period in 2003.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended June 30, 2003 was $492,000, representing a $136,000 or 38% increase over the $356,000 recorded for the six months ended June 30, 2002. The increase was the result of the increase in loans outstanding combined with the first quarter charge-off of a loan in the amount of $138,000 for which no previous loan allowance had been recorded.

Non-Interest Income. Non-interest income increased by $564,000 or 66% to $1.4 million for the six months ended June 30, 2003 compared with $861,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 28% at June 30, 2003 from 23% at June 30, 2002 primarily as a result of the increase in service charges on deposit accounts. The largest components of non-interest income were service charges on deposit accounts of $948,000 for the quarter ended June 30, 2003 as compared to $493,000 for the same period in 2002 or a 92% increase and fees from mortgage banking operations of $303,000 in 2003 as compared to $216,000 in 2002 or a 40% increase. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage banking operations increased due to the continued favorable mortgage interest rate environment in 2003.

Non-Interest Expenses. Total non-interest expense increased from $2.9 million for the six months ended June 30, 2002 to $3.6 million for the same period in 2003. This 21% increase was primarily due to increased expenses associated with the opening of permanent facilities at two of our current locations combined with the addition of our eighth branch location. In addition compensation increased as a direct result of the increase in fees from mortgage banking operations.

Income Taxes. The Company had income tax expense in the amount of $385,000 for the six months ended June 30, 2003 which equates to a 36.5% effective tax rate. The Company had an income tax benefit in the amount of $96,000 for the six months ended June 30, 2002. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets in 2002. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected in net income.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2002 except for the decrease in the level of the Company’s non-performing loans as discussed in the Comparison of Financial Condition at June 30, 2003 and December 31, 2002 in Item 2.

Item 3.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing of this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 28, 2003. Of 2,824,376 shares entitled to vote at the meeting, 2,074,990 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect eleven board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Robert G. Dinsmore, Jr.	2,038,719	36,271
Peter A. Pappas	2,034,991	39,999
L. Carlton Tyson	2,059,627	15,363

Proposal 2:	To ratify the appointment of Dixon Odom PLLC as independent accountants for the year ending December 31, 2003. Votes were as follows:

Votes For	Votes Against	Votes Withheld
2,063,449	3,509	8,032

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit #	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On April 21, 2003, the Registrant issued a press release announcing earnings for the first quarter of 2003. The press release reported unaudited pretax net income for the quarter ended March 31, 2003 of $414,000 representing a 106.0% increase over the pretax results for the quarter ended March 31, 2002. Net income after tax for the three months ended March 31, 2003 was $263,000 compared to $258,000 for the same period last year. At March 31, 2003, Registrant’s assets were $231.0 million, loans receivable were $174.0 million, deposits were $182.4 million and stockholders’ equity was $23.0 million.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: July 22, 2003	By:	/s/ RANDY P. HELTON
Randy P. Helton President and Chief Executive Officer

Date: July 22, 2003	By:	/s/ DAN R. ELLIS, JR.
Dan R. Ellis, Jr. Senior Vice President and Chief Financial Officer