Form 10QSB
period 2003-10-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2003-11-05
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period ended

Commission File Number 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2179531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2593 WEST ROOSEVELT BOULEVARD, MONROE, NORTH CAROLINA 28110

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

As of September 30, 2003, 2,824,376 shares of the issuer’s $1.00 par value common stock were outstanding.

This report contains 19 pages.

Part I.	FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002*
	(In Thousands)
ASSETS
Cash and due from banks	$6,274	$12,183
Interest-earning deposits with banks	3,205	4,655
Investment securities available for sale at fair value	52,532	27,465
Investment securities held to maturity at cost	1,893	—
Loans	200,102	165,366
Allowance for loan losses	(2,426)	(2,375)

NET LOANS	197,676	162,991
Accrued interest receivable	1,084	955
Bank premises and equipment	5,271	4,639
Foreclosed real estate	—	446
Federal Home Loan Bank stock, at cost	792	450
Other assets	1,780	1,321

TOTAL ASSETS	$270,507	$215,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$31,721	$22,062
Savings	5,478	4,435
Money market and NOW	40,192	26,541
Time	130,399	121,277

TOTAL DEPOSITS	207,790	174,315
Borrowings	13,611	9,000
Securities sold under agreements to repurchase	19,337	2,576
Capital lease obligation	1,708	1,705
Accrued expenses and other liabilities	768	933
Trust preferred securities	3,500	3,500

TOTAL LIABILITIES	246,714	192,029

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 2,824,376 issued and outstanding	2,824	2,824
Additional paid-in capital	19,191	19,191
Retained earnings	1,764	909
Accumulated other comprehensive income	14	152

TOTAL STOCKHOLDERS’ EQUITY	23,793	23,076

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$270,507	$215,105

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, except per share data)
INTEREST INCOME
Loans	$3,036	$2,653	$8,749	$7,705
Investments	260	218	793	529
Interest-earning deposits with banks	8	70	55	267

TOTAL INTEREST INCOME	3,304	2,941	9,597	8,501

INTEREST EXPENSE
Money market, NOW and savings deposits	80	76	253	274
Time deposits	925	969	2,821	3,044
Borrowings	282	230	821	654

TOTAL INTEREST EXPENSE	1,287	1,275	3,895	3,972

NET INTEREST INCOME	2,017	1,666	5,702	4,529
PROVISION FOR LOAN LOSSES	144	192	636	548

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,873	1,474	5,066	3,981

NON-INTEREST INCOME
Service charges on deposit accounts	420	272	1,368	765
Mortgage operations	142	119	445	335
Other	116	62	290	214

TOTAL NON-INTEREST INCOME	678	453	2,103	1,314

NON-INTEREST EXPENSE
Salaries and employee benefits	975	737	2,832	2,197
Occupancy and equipment	355	257	954	796
Other	562	544	1,670	1,464

TOTAL NON-INTEREST EXPENSE	1,892	1,538	5,456	4,457

INCOME BEFORE INCOME TAXES	659	389	1,713	838
INCOME TAXES	247	61	632	(35)

NET INCOME	$412	$328	$1,081	$873

NET INCOME PER COMMON SHARE
Basic	$.15	$.12	$.38	$.35

Diluted	$.14	$.12	$.38	$.35

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$.08	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,824,376	2,824,376	2,824,376	2,483,454

Diluted	2,900,162	2,824,376	2,861,116	2,490,929

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,081	$873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	720	396
Provision for loan losses	636	548
Loss on sale of foreclosed real estate	23	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(129)	(23)
Increase in other assets	(389)	(416)
Increase in capital lease obligation	3	—
Increase (decrease) in accrued expenses and other liabilities	(165)	330

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,780	1,708

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(51,085)	(21,177)
Purchases of investment securities held to maturity	(1,894)	—
Proceeds from maturities, calls and principal re-payments of investment securities	25,446	16,230
Net increase in loans from originations and repayments	(35,321)	(13,463)
Purchases of bank premises and equipment	(987)	(1,006)
Proceeds from sale of foreclosed real estate	423	—
Purchase of Federal Home Loan Bank stock	(350)	—
Federal Home Loan Bank stock redeemed	8	—

NET CASH USED BY INVESTING ACTIVITIES	(63,760)	(19,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	24,353	4,566
Net increase in time deposits	9,122	11,431
Net increase in advances from Federal Home Loan Bank	4,611	—
Net increase in securities sold under agreements to repurchase	16,761	—
Proceeds from issuance of trust preferred securities	—	1,500
Cash paid for dividends	(226)	—
Proceeds from common stock sold, net	—	8,133

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,621	25,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,359)	7,922
CASH AND CASH EQUIVALENTS, BEGINNING	16,838	23,509

CASH AND CASH EQUIVALENTS, ENDING	$9,479	$31,431

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (the “Bank”) and American Community Capital Trust I (“Capital Trust I”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2003, loan commitments are as follows

Undisbursed lines of credit	$32,592,000
Stand-by letters of credit	2,577,000

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

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Weighted average number of common shares used in computing basic net income per share	2,824,376	2,824,376	2,824,376	2,483,454
Effective of dilutive stock options	75,786	—	36,740	7,475

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,900,162	2,824,376	2,861,116	2,490,929

NOTE D - COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $297,000 and $338,000 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive income was $943,000 and $898,000, respectively.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E - STOCK COMPENSATION PLAN

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$412,000	$328,000	$1,081,000	$873,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23,000)	(19,500)	(70,600)	(58,500)

Pro forma	$389,000	$308,500	$1,010,400	$814,500

Basic net income per share
As reported	$0.15	$0.12	$0.38	$0.35
Pro forma	0.14	0.11	0.36	0.33
Diluted net income per share
As reported	$0.14	$0.12	$0.38	$0.35
Pro forma	0.13	0.11	0.35	0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets at September 30, 2003 increased by $55.4 million or 25.8% to $270.5 million compared to $215.1 million at December 31, 2002. The Company had earning assets of $258.5 million at September 30, 2003 consisting of $200.1 million in gross loans, $55.2 million in investment securities and Federal Home Loan Bank (FHLB) stock and $3.2 million in overnight investments. Total deposits as of September 30, 2003 increased by $33.5 million or 19.2% to $207.8 million compared to $174.3 million at December 31, 2002. Total borrowed money as of September 30, consisting of FHLB advances, securities sold under agreements to repurchase, trust preferred securities and a capital lease obligation, increased by $21.4 million or 127.4% to $38.2 million compared to $16.8 million at December 31, 2002. Stockholders’ equity was $23.8 million at September 30, 2003 compared to $23.1 million at December 31, 2002 for an increase of $717,000 or 3.1%. The increase resulted from the Company’s comprehensive income of $943,000 during the period net of the payment of cash dividends of $226,000.

Interest-earning deposits with banks at September 30, 2003 decreased by $1.5 million or 31.9% to $3.2 million compared to $4.7 million at December 31, 2002. This decrease was used to fund the growth in our investment and loan portfolios. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

The Company had investment securities available for sale of $52.5 million at September 30, 2003. The portfolio increased by $25.0 million or 90.9% from the $27.5 million balance at December 31, 2002 as the Company continued to deploy its excess liquidity. In addition the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. The Company had investment securities held to maturity of $1.9 million at September 30, 2003. No such securities were held at December 31, 2002.

Total loans receivable increased by $34.7 million or 21.0% from the $165.4 at December 31, 2002 to $200.1 million at September 30, 2003. The growth is primarily attributable to continued strong growth in real estate lending combined with increased loan demand at our new branch location. The allowance for loan losses at September 30, 2003 of $2.4 million equaled 1.21% of total loans outstanding and 959% of non-performing loans. The allowance for loan losses at December 31, 2002 of $2.38 million equaled 1.44% of total loans outstanding and 409% of non-performing loans. The decrease in the allowance for loan losses as a percentage of total loans is primarily attributable to the charge-off of a $552,000 loan during the first quarter of 2003 for which $414,000 had been specifically reserved. The charge-off of this loan also resulted in a decrease in the level of our non-performing loans of $327,000 or 56.4% from $580,000 at December 31, 2002 to $253,000 at September 30, 2003.

Non interest-earning assets at September 30, 2003 decreased by $5.1 million or 26.2% to $14.4 million compared to $19.5 million at December 31, 2002. The decrease is primarily attributable to a decrease of $5.9 million to $6.3 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $129,000 to $1.1 million at September 30, 2003 as a result of the increase in our investment and loan portfolios. Bank premises and equipment was $5.3 million at September 30, 2003, an increase of $632,000 from December 31, 2002. This increase resulted from additions of $987,000 net of depreciation expense of $355,000. The additions were primarily attributable to computer system upgrades combined with the completion of our Mountain Island office location. Other real estate owned decreased by $446,000 as a result of the sale of three 1-4 family properties obtained through foreclosure.

Total deposits increased $33.5 million or 19.2% from $174.3 million at December 31, 2002 to $207.8 million at September 30, 2003. The composition of the deposit base, by category, at September 30, 2003 is as follows: 15.3% non-interest bearing demand deposits, 2.6% savings deposits, 19.3% money market and interest bearing demand deposits and 62.8% time deposits. All deposit categories experienced increases over the nine-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $9.7 million or 44%; savings deposits, $1.0 million or 24%, money market and interest bearing demand deposits, $13.7 million or 51%, and time deposits, $9.1 million or 8%. Time deposits of $100,000 or more totaled $66.1 million, or 32% of total deposits at September 30, 2003. The composition of deposits at December 31, 2002 was 13% non-interest bearing demand deposits, 2% savings deposits, 15% money market and interest bearing demand deposits and 70% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2003 of $13.6 million with maturity dates ranging from June 2004 through February 2013. This represents an increase of $4.6 million from the balance of Federal Home Loan Bank advances at December 31, 2002 of $9.0 million. The advances at December 31, 2002 had maturity dates ranging from June 2003 through December 2011. These advances are secured by a blanket lien on 1-4 family real estate loans and certain commercial real estate loans. Total securities sold under agreement to repurchase increased $16.8 million or 646% from $2.6 million at December 31, 2002 to $19.3 million at September 30, 2003. The Company borrowed $15.0 million in repurchase agreements and invested the proceeds in 10 year mortgage backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. These agreements are secured by certain of the Company’s investment securities and have maturities ranging from one day to six months. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2003 was $1.7 million. In addition, Capital Trust I maintained the Trust Preferred Securities in the amount of $3.5 million at a fixed rate of 9%. The Trust Preferred securities have a maturity date of March 1, 2032, are redeemable on or after March 1, 2007 at par value and are eligible for inclusion as Tier I capital.

Other liabilities decreased by $165,000 or 17.7% to $768,000 at September 30, 2003 from $933,000 at December 31, 2002. The decrease was primarily due to the payment of previously accrued income tax liabilities.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

Net Income. The Company generated net income for the three months ended September 30, 2003 of $412,000 compared to net income for the three months ended September 30, 2002 of $328,000. On a per share basis, basic and diluted earnings were $.15 and $.14, respectively for the 2003 period compared to $.12 for the 2002 period. Return on average assets was .66% and .65% and return on average equity was 7.00% and 5.84% for the three months ended September 30, 2003 and 2002, respectively. Earnings for the three months ended September 30, 2003 were positively impacted by increases in net interest income and in non-interest income.

Net Interest Income. Net interest income increased $351,000 from $1.7 million for the three months ended September 30, 2002 to $2.0 million for the three months ended September 30, 2003. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings.

Total average earning assets increased $43.0 million or 22% from an average of $192.1 million during the third quarter of 2002 to an average of $235.1 million during the third quarter of 2003. The Company experienced strong loan growth with average loan balances increasing by $39.4 million. The increase in average balances for investment securities and interest-earning deposits was $3.6 million. Average interest-bearing liabilities increased by $53.8 million of which $29.9 million was attributable to deposits while borrowings increased $23.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2003 was 3.43% compared to 3.37% for the same quarter in 2002. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates combined with an increase in the yield on the Company’s investment portfolio. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 31 basis points from 2.90% in the quarter ended September 30, 2002 to 3.21% for the same quarter in 2003.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended September 30, 2003 was $144,000, representing a $48,000 or 25% decrease from the $192,000 recorded for the quarter ended September 30, 2002. While the Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio, the provision in the 2002 quarter was greater due to the significant increase in the level of the Company’s non-performing loans during that quarter. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income increased by $225,000 or 50% to $678,000 for the three months ended September 30, 2003 compared with $453,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 25% at September 30, 2003 from 21% at September 30, 2002 primarily as a result of the increase in service charges on deposit accounts. The largest components of non-interest income were service charges on deposit accounts of $420,000 for the quarter ended September 30, 2003 as compared to $272,000 for the same period in 2002 or an 54% increase and fees from mortgage banking operations of $142,000 in 2003 as compared to $119,000 in 2002 or a 19% increase. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage banking operations increased due to the continued favorable mortgage interest rate environment in 2003.

Non-Interest Expenses. Total non-interest expense increased from $1.5 million for the three months ended September 30, 2002 to $1.9 million for the same period in 2003. This 27% increase was primarily due to increased expenses associated with the opening of permanent facilities at two of our current locations combined with the addition of our eighth branch location. In addition compensation increased as a direct result of the increase in fees from mortgage banking operations.

Income Taxes. The Company had income tax expense in the amount of $247,000 for the three months ended September 30, 2003 which equates to a 37.5% effective tax rate. The Company had income tax expense in the amount of $61,000 for the three months ended September 30, 2002. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets in 2002. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected as a reduction of income tax expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net Income. The Company generated net income for the nine months ended September 30, 2003 of $1,081,000 compared to net income for the nine months ended September 30, 2002 of $873,000. On a per share basis, basic and diluted earnings were $.38 for 2003 compared to $.35 for 2002. Although our net income increased, earnings per share increased only slightly due to a larger number of shares outstanding in 2003. Return on average assets was .61% and .59% and return on average equity was 6.18% and 6.15% for the nine months ended September 30, 2003 and 2002, respectively. Earnings for the nine months ended September 30, 2003 were positively impacted by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $1,173,000 from $4.5 million for the nine months ended September 30, 2002 to $5.7 million for the nine months ended September 30, 2003. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings.

Total average earning assets increased $33.2 million or 18% from an average of $185.6 million during the first nine months of 2002 to an average of $218.8 during the first nine months of 2003. The Company experienced strong loan growth with average loan balances increasing by $34.6 million combined with a $1.4 million increase in average balances for investment securities and interest-earning deposits. Average interest-bearing liabilities increased by $30.2 million during the first nine months of 2003 of which $20.4 million was attributable to deposits while borrowings increased $9.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2003 was 3.48% compared to 3.25% for the same period in 2002. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 36 basis points from 2.74% in the nine months ended September 30, 2002 to 3.02% for the same period in 2003.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended September 30, 2003 was $636,000, representing an $88,000 or 16% increase over the $548,000 recorded for the nine months ended September 30, 2002. The increase was the result of the increase in loans outstanding combined with the first quarter charge-off of a loan in the amount of $138,000 for which no previous loan loss allowance had been recorded.

Non-Interest Income. Non-interest income increased by $789,000 or 60% to $2.1 million for the nine months ended September 30, 2003 compared with $1.3 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 27% at September 30, 2003 from 22% at September 30, 2002 primarily as a result of the increase in service charges on deposit accounts. The largest components of non-interest income were service charges on deposit accounts of $1.4 million for the quarter ended September 30, 2003 as compared to $765,000 for the same period in 2002 or a 79% increase and fees from mortgage banking operations of $445,000 in 2003 as compared to $335,000 in 2002 or a 33% increase. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage banking operations increased due to the continued favorable mortgage interest rate environment in 2003.

Non-Interest Expenses. Total non-interest expense increased from $4.5 million for the nine months ended September 30, 2002 to $5.5 million for the same period in 2003. This 22% increase was primarily due to increased expenses associated with the opening of permanent facilities at two of our current locations combined with the addition of our eighth branch location. In addition compensation increased as a direct result of the increase in fees from mortgage banking operations.

Income Taxes. The Company had income tax expense in the amount of $632,000 for the nine months ended September 30, 2003 which equates to a 36.9% effective tax rate. The Company had an income tax benefit in the amount of $35,000 for the nine months ended September 30, 2002. This difference is principally due to adjustments to the valuation allowance associated with deferred tax assets in 2002. As the Company became profitable and continued to demonstrate a sustained pattern of profitability, the valuation allowance was adjusted accordingly with the benefit reflected as a reduction of income tax expense.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2002 except for the decrease in the level of the Company’s non-performing loans as discussed in the Comparison of Financial Condition at September 30, 2003 and December 31, 2002 in Item 2.

Item 3.	Controls and Procedures

The company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this quarterly report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 24, 2003, the Registrant issued a press release announcing earnings for the second quarter of 2003. The press release reported unaudited pretax net income for the quarter ended June 30, 2003 of $640,000 representing a 158.1% increase over the pretax results for the quarter ended June 30, 2002. Net income after tax for the three months ended June 30, 2003 was $406,000 compared to $287,000 for the same period last year. At June 30, 2003, Registrant’s assets were $245.0 million, loans receivable were $188.9 million, deposits were $197.7 million and stockholders’ equity was $23.5 million.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: November 4, 2003	By:	/s/ Randy P. Helton

Randy P. Helton President and Chief Executive Officer

Date: November 4, 2003	By:	/s/ Dan R. Ellis, Jr.

Dan R. Ellis, Jr. Senior Vice President and Chief Financial Officer