Form 10KSB
period 2003-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2004-03-26
CIK 1106980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number: 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact Name of Registrant as specified in its charter)

NORTH CAROLINA

(State of Incorporation)

56-2179531

(I.R.S. Employer Identification No.)

4500 Cameron Valley Parkway, Suite 150

Charlotte, North Carolina 28211

(Address of Principal Office)

(704) 225-8444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The Registrant’s revenues for the year ended December 31, 2003 were $15,699,433.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2003 was approximately $33,956,057.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2003 was 2,825,709.

Documents Incorporated by Reference:

1.	Portions of Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART 1

ITEM 1 – DESCRIPTION OF BUSINESS

Who We Are

American Community Bancshares, Inc. (“Bancshares”) is a bank holding company that owns all of the common stock of American Community Bank (“the Bank”), a North Carolina-chartered bank with deposit accounts insured by the Bank Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for the Bank on April 28, 2000. To become the Bank’s holding company, Bancshares received approval of the Federal Reserve Board as well as the Bank’s shareholders. Upon receiving such approvals, each share of the common stock of the Bank was exchanged on a one-for-one basis for shares of the common stock of Bancshares.

Since opening in November of 1998, we have accomplished the following:

•	Assembled a management team consisting of bankers from our local markets who each have over 20 years of banking experience;

•	Opened eight full service banking offices throughout Union County and Mecklenburg County, home of Charlotte, one of North Carolina’s largest and fastest growing metropolitan areas;

•	Developed separate divisions within the Bank to provide mortgage banking, account receivable financing and leasing products;

•	Implemented investment brokerage services through an agreement with Smith Barney;

•	Augmented our capital base through a local, best-efforts common stock offering of $1.3 million in early 2001, the private placement of $3.5 million of trust preferred securities in late 2001 and early 2002, an additional public offering of units (which consisted of one share of stock and one warrant to buy stock) of $8.1 million in April 2002, and an additional $10.0 million in trust preferred securities in December 2003.

•	Listed our common stock on the Nasdaq SmallCap Market on July 17, 2001 under the symbol ACBA;

•	Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events.

•	Entered into a definitive agreement to acquire FNB Bancshares, Inc. and it’s subsidiary, First National Bank of the Carolinas, Gaffney, SC, thus giving us entry into South Carolina which borders our market area to the south.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market area. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificates of deposit and savings accounts, commercial, consumer and personal loans, mortgage, account receivable financing and leasing services and other associated financial services.

Our Market Area

We consider our primary market area to be the Southern Piedmont area of North Carolina, primarily in Union and Mecklenburg Counties; and to a lesser extent, adjoining counties. We expect our presence in the Southern Piedmont market area to increase in the future and, upon completion of its acquisition of First National Bank of the Carolinas in April 2004, to proceed into adjoining areas of South Carolina. The Bank serves our market area through eight full service branch locations including a Wal-Mart Superstore branch in Monroe, which is open seven days a week to offer even more convenience to our customers. The Bank’s customers may access various banking services through ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank’s automated telephone and online banking products.

Union County had an estimated 2003 population of 140,000 and Mecklenburg County was estimated at 773,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 27,000, is the largest city in Union County. Charlotte, with a population of approximately 594,000, is Mecklenburg County’s and North Carolina’s largest city. Union County is currently the fastest growing county in North Carolina. Charlotte has consistently been one of the fastest growing areas of the Southeast and is ranked 21st in US population. In 2003, the unemployment rate was 4.9% for Union County and 5.2% for Mecklenburg County; both lower than the North Carolina state rate of 5.8%. In 2003, Union County had an estimated labor force of 72,037 and Mecklenburg County had 413,442. The major employment sectors in Union County are manufacturing (25.4%), construction (15.7%), retail and wholesale trade (14.7%), and government (14.2%). Mecklenburg County’s major employment sectors are services (36.8%), wholesale and retail trade (17.0%), finance, insurance and real estate (16.1%), manufacturing (7.2%) and transportation and utilities (6.9%).

Strategy

The Bank has expanded aggressively since its opening for business in November 1998. Because of its strong capital position created during its incorporation stage, the Bank had the requisite capital needed to permit it to immediately establish branch offices. The Bank’s branching strategy is opportunistic: it has established branch offices in growing areas within Union and Mecklenburg Counties where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices around such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. Charlotte is a highly competitive banking market with many competitors including money center, super-regional and community banks. The Bank’s strategy is to develop a branch network surrounding Charlotte and to take advantage of opportunities that present themselves in both new geographic and new product markets. The Bank reorganized itself into the holding company form of organization to give it the greatest legal flexibility to take advantage of any opportunities that might arise. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions, to complete our encirclement of the growing Charlotte market by progressing in either a south and west or north and west direction. The acquisition of First National Bank of the Carolinas gives us the opportunity to expand south and west of Charlotte to Gaffney, SC. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. The Bank has maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 62% of the loan balances outstanding at December 31, 2003 while fixed rate loans accounted for 38% of the balances. The Bank emphasized variable rate loans in 2003 due to the interest rate environment that prevailed during the year.

The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by external loan examiners experienced in loan review work. The Bank has focused its portfolio lending activities on typically higher yielding commercial, construction and consumer loans.

Loan Composition. The following table sets forth at the dates indicated the Bank’s loan portfolio composition by type of loan:

	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate - mortgage loans:
1-4 family	$15,894	7.77%	$12,426	7.52%	$10,329	7.32%	$9,106	8.32%	$7,360	12.41%
Commercial mortgage	80,395	39.32%	58,237	35.24%	54,305	38.47%	29,538	26.99%	10,065	16.97%
Construction/development	28,469	13.92%	25,079	15.18%	13,692	9.70%	17,085	15.61%	10,551	17.79%
Home equity lines of credit	16,526	8.08%	14,643	8.86%	12,996	9.20%	9,694	8.86%	3,865	6.52%
Commercial and industrial loans	41,121	20.11%	33,313	20.16%	39,249	27.80%	35,673	32.59%	22,730	38.33%
Loans to individuals	8,672	4.25%	9,990	6.05%	9,809	6.95%	8,348	7.63%	4,735	7.98%
Lease financing, net	13,397	6.55%	11,548	6.99%	795	0.56%	—	—	—	—

Subtotal	204,474	100.00%	165,236	100.00%	141,175	100.00%	109,444	100.00%	59,306	100.00%

Less: allowance for loan losses	(2,529)		(2,375)		(1,736)		(1,385)		(813)
Plus: net unamortized deferred fees and costs	59		130		92		—		—

Total	$202,004		$162,991		$139,531		$108,059		$58,493

The following table sets forth the contractual maturity of loans at December 31, 2003:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$5,060	$10,596	$238	$15,894
Commercial mortgage	24,490	51,602	4,303	80,395
Construction/development	25,187	3,282	—	28,469
Home equity lines of credit	—	—	16,526	16,526
Commercial and industrial loans	23,084	17,687	350	41,121
Loans to individuals	2,818	5,834	20	8,672
Lease financing, net	756	12,641	—	13,397

Total	$81,395	$101,642	$21,437	$204,474

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2003:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$14,096	$55,925	$70,021
Home equity lines of credit	—	16,526	16,526
Commercial and industrial loans	9,344	8,693	18,037
Loans to individuals	5,599	255	5,854
Lease financing, net	12,641	—	12,641

	$41,680	$81,399	$123,079

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one-to-four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options, but limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which makes loans for the account of third parties.

Residential one-to-four family loans amounted to $15.9 million at December 31, 2003. The Bank’s residential mortgage loans are secured by properties located within the Bank’s market area. Most of the one to four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank’s financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $517,000 for the year ended December 31, 2003. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $80.4 million at December 31, 2003. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be in greater amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another of the Bank’s primary lending focuses is construction/development lending with balances outstanding as of December 31, 2003 of $28.5 million. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and on occasion makes construction loans to builders of homes that are not presold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well-established builders and not to large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Bank’s lending activities. At December 31, 2003, the Bank’s commercial loan portfolio equaled $41.1 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

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

Leasing. The Bank offers lease financing primarily to small business in our local market. The type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leases are structured as to provide no residual risk to the Bank. The leasing division also requires personal guarantees on the majority of our leases. In December 2002, the Bank purchased a leasing portfolio of approximately $6.5 million from a company whose management team then joined the Bank. The division’s professional staff with over 30 years of combined leasing experience in our market, enhances the ability of the Bank to offer our customers a complete line of financial products.

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

Responsibility for loan review and loan underwriting resides with the Chief Lending Officer. He is responsible for loan processing, loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines the President’s lending authority, who then delegates lending authorities to the Chief Lending Officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

The President and the Chief Lending Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $1,000,000 and $500,000, respectively at December 31, 2003. All loans above the lending limit of the President and the Chief Lending Officer are reviewed and approved by the Loan Committee, which consists of the President and six outside directors. In addition, the Chief Lending Officer serves as a non-voting member. At December 31, 2003 the Loan Committee had the authority to approve loans up to $1,500,000. All loans above the lending limit of the Loan Committee are reviewed and approved by the full Board of Directors. The Bank’s legal lending limit was $2.7 million at December 31, 2003. The Bank seldom makes loans approaching its legal lending limit.

The Bank is an active home mortgage originator and several of our offices have trained lending personnel to originate home mortgage loans for the account of third parties. We currently have six lending relationships to which we sell all home mortgages to enable us to satisfy special lending requests of its borrowing customers.

The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$330	$580	$930
Restructured loans	—	—	—

Total nonperforming loans	330	580	930

Foreclosed real estate and other repossessed assets	157	463	94

Total nonperforming assets	$487	$1,043	$1,024

Accruing loans past due 90 days or more	$597	$684	$56
Allowance for loan losses	2,529	2,375	1,736
Nonperforming loans to period end loans	.16%	0.35%	0.66%
Allowance for loan losses to period end loans	1.24%	1.44%	1.23%
Allowance for loan losses to nonperforming loans	766%	409%	187%
Nonperforming assets to total assets	.17%	0.48%	0.56%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on nonaccrual basis. Loans are accounted for on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. In general, a loan is placed on nonaccrual status when the loan becomes past due 90 days. Loans are also placed on nonaccrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2003, no major loans had been identified as potential problem loans.

At December 31, 2003, the Bank had $330,000 in nonaccrual loans. Interest foregone on nonaccrual loans was approximately $6,000 for the year ended December 31, 2003 and $24,000 for the year ended December 31, 2002.

Other real estate owned consists of foreclosed properties. At December 31, 2003, foreclosed real estate and other repossessed assets totaled $487,000 or .17% of total assets, and consisted of two single-family residences and six vehicles. At December 31, 2002, foreclosed real estate and other repossessed assets totaled $464,000 or .22% of total assets, and consisted of three single-family residences and one vehicle.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The adequacy of the allowance is evaluated at least quarterly. In evaluating the adequacy of the allowance, the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors deriving from our limited history of operations are all considered. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require adjustments to the allowance for loan losses based upon judgments different from those of management.

The Bank uses a risk grading program, to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and reviewed by a third party. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in highly leveraged transactions.

The Bank follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses is maintained. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, loans are also categorized based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout Bancshares’ history, been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 2000 and December 31, 2003, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 7% to 8%, commercial mortgage loans – 27% to 39%, construction/development real estate loans – 10 to 16%; home equity loans - 8% to 9%; commercial and industrial loans - 20% to 33%; loans to individuals - 4% to 8%; and lease financing - 1% to 7%. For all full fiscal years through 2003, Bancshares’ loan loss experience was similar to that of other new banks, with net loan charge-offs in each year no greater than .35% of average loans outstanding. The allowance for loan losses at December 31, 2003 of $2.5 million represents 1.24% of total loans and 766% of nonperforming loans.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Specific allowances are made that are allocated to certain individual loans and pools of loans based on risk characteristics, as discussed below. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while Bancshares believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the financial condition and results of operations of Bancshares.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$1,283	61.01%	$994	57.94%	$796	55.49%	$575	50.92%	$338	47.17%
Home equity lines of credit	50	8.08%	42	8.86%	79	9.20%	104	8.86%	61	6.52%
Commercial and industrial loans	676	20.11%	970	20.16%	679	27.80%	574	32.59%	337	38.33%
Loans to individuals	162	4.25%	219	6.05%	182	6.95%	132	7.63%	77	7.98%
Lease financing, net	358	6.55%	150	6.99%	—	0.56%	—	—	0	—

Total	$2,529	100.00%	$2,375	100.00%	$1,736	100.00%	$1,385	100.00%	$813	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$2,375	$1,736	$1,385	$813	$71
Charge-offs:
Real estate loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	598	298	156	19	—
Lease financing, net	—	—	—	—	—
Loans to individuals	67	16	40	45	—

Total charge-offs	665	314	196	64	—

Recoveries:
Real estate loans	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	35	34	—	—	—
Lease financing, net	—	—	—	—	—
Loans to individuals	—	4	4	—	—

Total recoveries	35	38	4	—	—

Net charge-offs	630	276	192	64	—

Provision for loan losses	784	915	543	636	742

Balance at end of period	$2,529	$2,375	$1,736	$1,385	$813

Total loans outstanding	$204,533	$165,366	$141,267	$109,444	$59,306

Average loans outstanding	$182,108	$146,530	$127,486	$83,730	34,471
Allowance for loan losses to total loans outstanding	1.24%	1.44%	1.23%	1.27%	1.37%
Ratio of net loan charge-offs to average loans outstanding	0.35%	0.19%	0.15%	0.08%	0.00%

Investment Activities

Bancshares’ portfolio of investment securities, most of which are available for sale, consists solely of U.S. Government agency, mortgage-backed securities and municipal bonds.

Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value with any unrealized gains or losses reflected as an adjustment to stockholders’ equity. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$11,308	$71	$9	$11,369
Mortgage-backed securities	38,722	176	90	38,809

Total securities available for sale	$50,030	$247	$99	$50,178

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipals	$1,891	$8	$4	$1,896

Total securities held to maturity	$1,891	$8	$4	$1,896

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$12,724	$77	$—	$12,801
Mortgage-backed securities	14,511	153	—	14,664

Total securities available for sale	$27,235	$230	$—	$27,465

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$12,525	$141	$—	$12,666

The following table summarizes the amortized cost and recorded market values of investment securities at December 31, 2003, by contractual maturity groups:

	(In Thousands)
	Amortized Cost	Fair Value	Book Yield
Securities available for sale & held to maturity
U S Government agencies
Due within one year	$—	$—
Due after one but within five years	10,308	10,375	2.73%
Due after five but within ten years	1,000	994	4.59%
Due after ten years	—	—	—

	$11,308	$11,369	2.93%

Mortgage-backed securities
Due within one year	$—	$—	—
Due after one but within five years	—	—	—
Due after five but within ten years	18,839	18,848	3.77%
Due after ten years	19,883	19,961	3.82%

	$38,722	$38,809	3.79%

Municipal bonds
Due within one year	$—	$—	—
Due after one but within five years	—	—	—
Due after five but within ten years	—	—	3.77%
Due after ten years	1,892	1,896	3.82%

	$1,892	$1,896	3.82%

Total investment securities
Due within one year	$—	$—
Due after one but within five years	10,308	10,375	2.73%
Due after five but within ten years	19,839	19,842	3.81%
Due after ten years	21,775	21,857	3.49%

	$51,922	$52,074	3.47%

Deposit Activities

The Bank provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and the desire to increase or decrease certain types or maturities of deposits.

The Bank periodically uses brokered deposits as consistent with asset and liability management policies. At December 31, 2003 we had no broker deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

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

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing NOW and money market accounts	$42,555	0.74%	$34,227	0.98%	$26,891	2.16%
Other time deposits	73,813	2.87%	59,448	3.55%	55,882	5.81%
Time deposits greater than $100,000	51,493	3.75%	51,115	3.83%	47,155	6.21%

Total interest bearing deposits	167,861	2.60%	144,790	3.04%	129,928	5.20%
Demand and other non-interest bearing deposits	25,015		20,863		15,590

Total average deposits	$192,876	2.26%	$165,653	2.66%	$145,518	4.64%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2003.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
Certificates of $100,000 or more	$19,856	2.15%	$9,430	2.75%	$16,857	3.33%	$20,825	3.57%	$66,968	2.77%
Certificates of less than $100,000	16,614	2.12%	12,892	2.33%	18,529	2.76%	16,316	3.33%	64,351	2.67%

Total	$36,470	2.14%	$22,322	2.51%	$35,386	3.03%	$37,141	3.46%	$131,319	2.72%

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreement to repurchase, federal funds purchased and obligations under a capitalized lease for the Bank’s main office facility. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2003	2002
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$13,444	$9,000
Weighted average rate	4.10%	4.92%

Securities sold under agreement to repurchase
Amount	$19,667	$2,576
Weighted average rate	1.00%	1.17%

Capitalized lease obligation
Amount	$1,708	$1,705
Weighted average rate	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$14,000	$9,000
Securities sold under agreement to repurchase	20,362	2,601
Federal funds purchased	—	—
Capitalized lease obligation	1,708	1,705

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$12,744	$9,000
Weighted average rate	4.10%	4.92%

Securities sold under agreement to repurchase
Average balance	$8,760	$337
Weighted average rate	.96%	1.15%

Federal funds purchased
Average balance	54	—
Weighted average rate	1.20%	—

Capitalized lease obligation
Average balance	$1,707	$1,704
Weighted average rate	8.24%	8.24%

As an additional source of funding, we use advances from the FHLB. Outstanding advances at December 31, 2003 and 2002 were as follows:

2003	Call Feature	Amount	Rate
Due on June 28, 2004	None	$2,000,000	5.24% Fixed
Due on February 24, 2006	Callable by FHLB on December 19, 2006	1,444,444	4.85% Fixed
Due on December 19, 2011	None	5,000,000	2.16% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2004	5,000,000	3.45% Fixed

Total FHLB borrowings / weighted average rate		$13,444,444	4.10%

2002	Call Feature	Amount	Rate
Due on June 30, 2003	None	$2,000,000	4.77% Fixed
Due on June 28, 2004	None	2,000,000	5.24% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed

Total FHLB borrowings / weighted average rate		$9,000,000	4.92%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $2.7 million at December 31, 2003, and a blanket lien on qualifying first mortgage loans.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the securities at December 31, 2003 was $16.2 million.

Bancshares also has available lines of credit totaling $15.0 million from correspondent banks at December 31, 2003.

Trust Preferred Securities

On December 27, 2001, we formed a special purpose entity organized as a business trust under the laws of the State of Delaware. This business trust, called American Community Capital Trust I, was formed in order to allow us to issue trust preferred securities.

On December 31, 2001 we privately placed 2,000 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a value of $2,000,000. On March 1, 2002, we privately placed an additional 1,500 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a liquidation value of $1,500,000. The trust preferred securities have a dividend yield equal to 9% of their face value each year and distributions are paid on a quarterly basis. Bancshares’ source of funds for the required interest payments on the trust preferred securities is dividends payable by the Bank to Bancshares plus proceeds received from additional stock sold by Bancshares. Under the terms of the trust preferred securities, Bancshares is permitted to defer the payment of interest on the trust preferred securities for up to 20 consecutive calendar quarters. The amount of any interest deferred also bears interest and must be paid at such time as funds are available to Bancshares.

During 2003, we formed a special purpose entity organized as a business trust under the laws of the State of Connecticut. This business trust, called American Community Capital Trust II, Ltd was formed in order to allow us to issue trust preferred securities.

On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

Banking Technology

We provide our customers with truncation of their deposit accounts (check imaging) and 24 hour telephone banking that permits our depositors to check balances, last cleared checks and deposit confirmation. Due to our imaging of all documentation, our customer service representatives can access past statements and paid checks in a matter of seconds, eliminating research fees for our customers and eliminating any waiting time for such research. We implemented Internet banking for our personal customers during the fourth quarter of 2002 and our business Internet banking was implemented in 2003. We are very excited about the capability these products bring to our customers.

The Bank has seven ATM facilities attached to seven of its existing banking offices. The Bank’s ATM cards are linked to the nationwide Cirrus®, Plus® and Star® systems, allowing the Bank’s customers to withdraw funds from any ATM honoring these systems.

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 27 offices of 8 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 215 offices of 17 different commercial banks (including the largest banks in North Carolina). As an example, immediately to the west of Union County is Mecklenburg County and Charlotte, home of Bank of America, Wachovia and numerous other banks of varying sizes. While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, South Trust Bank, Birmingham, Alabama, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, also from Birmingham, Alabama, has acquired a community bank in Charlotte.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. Our bankers each have a strong local identity and affiliation with their communities. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank in those communities. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, the Bank was recognized in 1999, 2000, 2001, 2002 and 2003 for outstanding contributions to the United Way Campaign for Union County. The Bank is very active in the Special Olympics for Union County and has been honored by Special Olympics as “Business of the Year” for out sponsorship and volunteer efforts.

Union County also is home to a large Hispanic population and the Bank is working with the government of Mexico to provide affordable and safe wire transfer services from residents living in the United States to their relatives in Mexico. We have signed an agreement with Telecomm USA Ltd. in conjunction with Telecommunicaciones de Mexico. For a fee paid to the Bank, the service allows Mexican citizens working in the United States to present U.S. dollars at the Bank’s branches for transfer to individuals in Mexico. This transfer uses a “smart card” that is held by the Mexican national and encoded with the necessary information to legally effect the transfer. Additionally, to better serve the Hispanic population, the Bank’s branch in the Wal-Mart Superstore in Monroe is staffed with bilingual tellers and targets the fast growing Hispanic market. Because the Wal-Mart Superstore branch is open seven days a week (the only Union County bank to offer seven days a week banking), international transfers and all other banking services can be completed at times other than traditional banking hours.

The Bank has also entered into a revenue sharing agreement with Smith Barney, in which the Bank receives revenue for business generated by a broker located in our offices. Currently, a Smith Barney representative is only located in our main office, but visits all our branch locations periodically when the opportunity arises.

As a community service providing a competitive edge, the Bank sponsors small business seminars and features various speakers on topics of interest to growing small businesses. The Bank attempts to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Bank offers savings accounts designed for young savers. The Bank has also developed a Senior Citizens account for customers 50 years and older. Named the “Golden Eagle Account” this product offers free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free quarterly breakfasts with guest speakers and quarterly day trips. The Bank sponsors the quarterly day trips as a way to attract Senior Citizens’ accounts and to further enhance their loyalty to the Bank.

ITEM 2 - PROPERTIES

The following table sets forth the location of our main office and branch offices, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 2593 West Roosevelt Boulevard Monroe, NC 28110	1999	14,774	Leased

Indian Trail Branch 13860 East Independence Boulevard Indian Trail, NC 28079	1999	3,850	Leased

Sunset Branch 120 East Sunset Drive Monroe, NC 28110	1999	450	Leased

Wal-Mart Superstore Branch 2406 West Roosevelt Boulevard Monroe, NC 28110	2000	600	Leased

Marshville Branch 7001 East Marshville Boulevard Marshville, NC 28103	2000	3,500	Leased

Mint Hill 7200 Matthews-Mint Hill Road Mint Hill, NC 28227	2000	2,500	Leased

Mountain Island Branch 3500 Mt. Holly-Huntersville Road Charlotte, NC 28216	2000	4,500	Owned

SouthPark Branch 4500 Cameron Valley Parkway Charlotte, NC 28211	2003	2,800	Leased

In 1999 the Bank has entered into a Commercial Lease Agreement with TyPar Realty, Inc. for the lease of a portion of a two-story building constructed by L. C. Tyson Construction, Inc. This building serves as the main office of the Bank. TyPar Realty, Inc. and L. C. Tyson Construction, Inc. are related interests of Carlton Tyson, a director of Bancshares. The lease was for thirty years commencing in 1999 with increases every five years plus our share of common area expenses. The Bank has a right of first refusal to lease the remainder of the building as it becomes available and to purchase the building should it be offered for sale. This lease was entered into at arms-length and at then current market rates. The lease has been reviewed by an independent third party real estate appraiser for assurance that the terms of the lease are not more favorable than would be engaged with any other party. Additionally, after a sealed bid process, L. C. Tyson Construction, Inc. was awarded as low bidder, the construction contract for the Bank’s permanent buildings in Marshville and Mountain Island. The Bank believes the terms of that contract are fair to the Bank. The Bank sold and leased back the Marshville branch in 2001 to Carroll Edwards in an arms – length transaction at then current market rates. In 2002 Mr. Edwards was elected to the board of directors of the Bank. In 2003, the Bank entered into a Commercial lease agreement with Zebulon Morris, Jr, a director of the Bank, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates.

Employees

As of December 31, 2003, we had 73 full-time employees and 3 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 3 – LEGAL PROCEEDINGS

The Company’s wholly-owned subsidiary, American Community Bank (the “Bank”), is currently the defendant in an action brought before the Mecklenburg County Superior Court (Charlotte, North Carolina). The action was commenced on January 8, 2003 by MC Contractors, Inc. (formerly known as Mann Contractors, Inc.), the sole plaintiff involved in the litigation.

The plaintiff has alleged that the Bank was negligent in allowing an individual who was both an owner and executive officer of Mann Contractors, Inc. to open a commercial checking account with the Bank in the name of Mann Contractors, Inc. The plaintiff is seeking relief in the form of monetary damages.

In view of the inherent difficulty of predicting the outcome of pending litigation, the Company cannot state what the eventual resolution, timing or impact of this matter will be. The Company currently believes that the eventual outcome of this action will likely not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of this matter, if unfavorable, may have a material adverse effect on the Company’s results of operations for any particular period or in general.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

American Community Bancshares’ stock is listed on the Nasdaq SmallCap market under the symbol “ACBA”. It began trading on this market on July 17, 2000. In addition warrants to buy shares of American Community Bancshares’ included as a part of the units sold in April 2002 are also traded on the Nasdaq SmallCap market under the symbol “ACBAW”. There are approximately 2.8 million shares outstanding at December 31, 2003 owned by approximately 2,500 shareholders. In addition 1.0 million warrants to buy stock at a price of $10.50 per share, which expire April 30, 2005, were outstanding at December 31, 2003. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock. Prices are adjusted to reflect our stock split effected in the form of a 10% stock dividend in January 2002.

	Sale Price
	Common Stock		Warrants **
	High	Low	High	Low
2002
First Quarter	$8.86	$8.05	—	—
Second Quarter	9.00	8.05	$1.21	$1.00
Third Quarter	8.35	7.65	1.12	0.85
Fourth Quarter	8.44	7.80	0.85	1.20

2003
First Quarter	$8.84	$8.13	$1.21	$0.90
Second Quarter	10.49	8.25	1.60	0.90
Third Quarter	11.10	10.16	1.92	0.90
Fourth Quarter	13.10	11.09	4.00	1.87

**	Bancshares sold units in April 2002 which included one share of common stock and a warrant to buy one share of common stock at $10.50 per share. The units separated into the respective common stock and warrant in June 2002. The warrants expire on April 30, 2005.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All per share data has been adjusted to give retroactive effect to the stock 10% stock dividend in January 2002. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancshares. Because American Community Bancshares, Inc. has no material operations and conducts no business on its own other than owning its subsidiaries, American Community Bank, American Community Capital Trust I, and American Community Capital Trust II, Ltd, and because American Capital Trust I and American Capital Trust II, Ltd. had no operations subsequent to their formations in 2001 and 2003 other than the issuance of Trust Preferred Securities, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, American Community Bancshares and American Community Bank are collectively referred to herein as American Community Bancshares or Bancshares unless otherwise noted.

OVERVIEW

In April 2000, Bancshares was formed as a holding company for the Bank. Upon formation, one share of Bancshares’ $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of the Bank’s $5 par value common stock. Bancshares formed financing subsidiaries, American Community Capital Trust I (“Capital Trust I”), and American Community Capital Trust II, Ltd. (“Capital Trust II”) in order to raise regulatory capital in the form of trust preferred securities. Bancshares currently has no operations and conducts no business on its own other than owning the Bank, Capital Trust I and Capital Trust II.

The Bank was opened for business as a North Carolina-chartered commercial bank on November 16, 1998. It completed its first full fiscal year on December 31, 1999. The Bank operates out of its main office at 2593 West Roosevelt Boulevard, Monroe, North Carolina. It also operates four other full service branches in Union County and three full service branches in Mecklenburg County for a total of eight offices.

The Bank is a North Carolina-chartered banking corporation. The Bank’s lending activities are oriented to the consumer/retail customer as well as the small-to-medium sized business located in the Union and Mecklenburg County areas. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit arrangements to fit specialized needs through factoring, leasing arrangements and other products. The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Additional funding includes borrowings from the FHLB and various other financial institutions. The Bank also offers investment services through an agreement with Smith Barney investment brokers.

Comparison of Financial Condition at December 31, 2003 and 2002

Total assets at December 31, 2003 increased by $66.2 million or 30.8% to $281.3 million compared to $215.1 million at December 31, 2002. Bancshares had earning assets of $266.5 million at year-end December 31, 2003 consisting of $204.5 million in gross loans, $52.9 million in investment securities and FHLB stock and $11.0 million in interest-bearing deposits with banks. Total deposits as of December 31, 2003 increased by $33.9 million or 19.4% to $208.2 million compared to $174.3 million at December 31, 2002. Total borrowings as of December 31, 2003 increased by $31.5 million or 188% from $16.8 million to $48.3 million. Stockholders’ equity was $24.2 million at December 31, 2003 compared to $23.1 million at December 31, 2002 for an increase of $1.1 million or 4.8%.

Gross loans grew by $39.1 million or 23.6% from $165.4 million as of December 31, 2002 to $204.5 million at year-end 2003. The composition of the loan portfolio, by category, as of December 31, 2003 is as follows: 8% 1-4 family mortgage loans, 39% commercial mortgage real estate loans, 14% construction/development real estate loans, 8% home equity lines of credit, 20% commercial loans, 4% consumer and other loans to individuals and 7% leases. The real estate category experienced the most significant net increase growing $29.1 million from $95.7 million to $124.8 million. Within the real estate category, 1-4 family loans grew $3.5 million from $12.4 million to

$15.9 million, commercial mortgage real estate loans grew $22.2 million from $58.2 million to $80.4 million while construction/development loans increased $3.4 million from $25.1 million to $28.5 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. The Bank does not make acquisition and development loans. Net increases in other loan categories included $1.9 million in home equity lines of credit, $7.8 million in commercial and industrial loans and $1.8 million in leases. The consumer and other loans to individuals loan portfolio actually decreased $1.3 million. The Bank takes no residual risk in the leasing portfolio as all lease residuals are personally guaranteed by the borrower. The composition of the loan portfolio at December 31, 2002, by category, was 8% 1-4 family mortgage loans, 35% commercial mortgage real estate loans, 15% construction/development real estate loans, 9% home equity lines of credit, 20% commercial loans, 6% consumer and other loans to individuals and 7% leases.

Bancshares recorded a $784,000 provision for loan losses for the year ended December 31, 2003, representing a decrease of $131,000 from the $915,000 provision for the year ended December 31, 2002. Bancshares has continued to increase the level of the allowance for loan losses principally as a result of the continued growth in the loan portfolio. Additional reserves have also been recorded for loans currently classified as impaired. Bancshares also experienced an increase in net loan charge-offs during 2003, to $630,000 from $276,000 in 2002. This increase resulted primarily from the charge-off of one commercial loan totaling $552,000. The percentage of net loan charge-offs to average loans outstanding was .35% for the year ended December 31, 2003 as compared with .19% for year ended December 31, 2002. Nonperforming loans totaled $330,000 or .16% of total loans at December 31, 2003, down from $580,000 or .35% of total loans at December 31, 2002. Much of the decrease in non-performing loans resulted from the aforementioned commercial loan of $552,000 that was charged-off during the current year. This loan was included in the total of nonperforming loans at December 31, 2002. The allowance for loan losses at December 31, 2003 of $2.5 million represents 1.24% of total loans and 766% of nonperforming loans. The allowance for loan losses at December 31, 2002 of $2.4 million represented 1.44% of total loans and 409% of nonperforming loans. The decrease in the allowance for loan losses as a percentage of total loans is primarily attributed to the charge-off of the aforementioned commercial loan for which $414,000 had been specifically reserved at December 31, 2002. Management believes that the allowance for loan losses as of December 31, 2003 is adequate to absorb losses inherent in the loan portfolio.

Bancshares had investment securities available for sale of $50.2 million and securities intended to be held to maturity of $1.9 million at December 31, 2003. These securities are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value. The investment securities portfolio increased by $24.6 million from the $27.5 million balance at December 31, 2002. Additions to the investment portfolio included $57.0 million in new securities purchases, and were funded from $31.8 million in proceeds from investment maturities, calls and principal re-payments, and from $22.0 million in additional borrowings. The Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates.

Interest-earning deposits with banks increased by $6.4 million primarily to provide liquidity for future loan demand, satisfy fluctuations in deposit levels, and for the acquisition of FNB Bancshares, Inc.

Non interest-earning assets decreased by $4.1 million from $19.5 million at December 31, 2002 to $15.4 million at December 31, 2003. The decrease is primarily attributable to a decrease of $4.9 million to $7.3 million in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also increased $176,000 to $1.1 million at December 31, 2003 as a result of the increase in earning assets. Bank premises and equipment was $5.3 million at December 31, 2003 an increase of $700,000 from December 31, 2002. The increase resulted primarily from the completion of our Mountain Island branch location, leasehold improvements and other asset acquisitions totaling $1.2 million and was reduced by depreciation of $505,000. Foreclosed real estate was $117,000 at December 31, 2003 a decrease of $330,000 from December 31, 2002. This decrease is primarily due to the sale of two 1-4 family properties foreclosed in 2002. Other assets increased by $138,000 at December 31, 2003 to $1.5 million primarily as a result of an increase in prepaid expense and the capitalization of merger related costs.

Total deposits increased $33.9 million or 19.4% from $174.3 million on December 31, 2002 to $208.2 million on December 31, 2003. The composition of the deposit base, by category, at December 31, 2003 is as follows: 14% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 63% time deposits. All deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $7.7 million or 35%;

savings deposits, $1.8 million or 40%, money market and interest bearing demand deposits, $14.3 million or 54%, and time deposits, $10.0 million or 8%. Time deposits of $100,000 or more totaled $67.0 million, or 32% of total deposits at December 31, 2003. The composition of deposits at December 31, 2002 was 13% non-interest bearing demand deposits, 3% savings deposits, 15% money market and interest bearing demand deposits and 69% time deposits. Time deposits of $100,000 or more at December 31, 2002 were $57.0 million or 33% of total deposits.

At December 31, 2003, $13.4 million of advances were outstanding with maturity dates ranging from June 2004 through February 2013. The balance of FHLB advances at December 31, 2002 was $9.0 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property, Federal Home Loan Bank stock, and $2.7 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2003 was $1.7 million. In addition, Capital Trust I issued additional Trust Preferred securities in the amount of $1.5 million during 2002 at a fixed rate of 9% which increased the outstanding balance to $3.5 million at December 31, 2002 from $2.0 million at December 31, 2001, or a 75% increase. The entire $3.5 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. In 2003, Capital Trust II issued Trust Preferred securities in the amount of $10.0 million. The Trust Preferred securities have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on a spread over 90 day LIBOR. Approximately $4.5 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2003 was $4.7 million. In addition, the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates.

Other liabilities decreased by $352,000 to $581,000 at December 31, 2003 from $933,000 at December 31, 2002. The decrease was primarily due to the decrease in accrued income taxes for the year.

Bancshares began 2003 with total stockholders’ equity of $23.1 million. Total equity increased to $24.2 million at December 31, 2003. This increase was due to comprehensive income for 2003 of $1.3 million, which was offset by the $225,000 payment of cash dividends of $.08 per share in the first quarter of 2003. In addition 1,333 options to buy stock were exercised resulting in $11,000 in net proceeds.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2003, 2002 and 2001, average interest-earning assets were $230.7 million, $189.2 million, and $154.0 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 3.42%, 3.26%, and 3.16%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect which is to lower the average rates shown.

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$182,108	$11,761	6.46%	$146,530	$10,381	7.08%	$127,486	$10,806	8.48%
Investments	40,875	1,219	2.98%	20,446	758	3.71%	13,102	631	4.82%
Interest-earning deposits	7,764	75.97%		22,252	325	1.46%	13,438	521	3.88%

Total interest-earning assets	230,747	13,055	5.66%	189,228	11,464	6.06%	154,026	11,958	7.76%

Other assets	15,295			11,229			9,291

Total assets	$246,042			$200,457			$163,317

Interest-bearing liabilities:
Deposits:
Savings	$5,415	13.24%		$3,585	32.89%		$2,268	35	1.54%
Money Market and NOW	37,140	301.81%		30,642	304.99%		24,623	547	2.22%
Time	125,752	3,707	2.95%	110,563	4,064	3.68%	103,037	6,175	5.99%
Borrowings (1)	28,162	1,148	4.08%	13,904	894	6.43%	5,216	337	6.46%

Total interest-bearing liabilities	196,469	5,169	2.63%	158,694	5,294	3.34%	135,144	7,094	5.25%

Non-interest-bearing deposits	25,230			20,863			15,590
Other liabilities	842			1,050			642
Stockholders’ equity	23,501			19,850			11,941

Total liabilities and stockholders’ equity	$246,042			$200,457			$163,317

Net interest income and interest rate spread		$7,886	3.03%		$6,170	2.72%		$4,864	2.51%

Net yield on average interest-earning assets			3.42%			3.26%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.45%			119.24%			113.97%

(1)	Borrowings includes borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, capital lease obligation and trust preferred securities

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

	December 31, 2003 vs. 2002			December 31, 2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$2,094	$(1,209)	$1,380	$1,482	$(1,908)	$(426)
Investment securities	683	(222)	461	313	(186)	127
Interest-earning deposits with banks	(176)	(74)	(250)	235	(431)	(196)

Total interest income	2,917	(1,326)	1,591	2,030	(2,525)	(495)

Interest expense:
Deposits	575	(954)	(379)	477	(2,834)	2,357
Borrowings	749	(495)	254	560	(4)	(556)

Total interest expense	1,324	(1,449)	(125)	1,037	(2,838)	(1,801)

Net interest income	$1,593	$123	$1,716	$993	$313	$1,306

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

Net Income. Bancshares generated net income in 2003 of $1.4 million compared to net income in 2002 of $1.3 million. On a per share basis, fully diluted earnings were $.48 for 2003 compared to $.51 for 2002. Return on average assets was .56% and .65% and return on average equity was 5.91% and 6.55% for the years ended December 31, 2003 and 2002, respectively.

Earnings for the year ended December 31, 2003 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income. The impact of the growth in average earning assets was further enhanced by the reduction in the cost of interest-bearing liabilities, which decreased to 2.63% in 2003 from 3.34% in 2002.

Net Interest Income. Net interest income increased $1.7 million from $6.2 million in 2002 to $7.9 million in 2003. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin from 3.26% in 2002 to 3.42% in 2003.

Total average earning assets increased $41.5 million or 22% from an average of $189.2 million in 2002 to an average of $230.7 million in 2003. Bancshares experienced good loan growth during 2003 with average loan balances increasing by $35.6 million. The increase in the average balances for investment securities and interest-earning deposits was $5.9 million. Total interest income increased $1.6 due to an increase in average earning assets of $41.5 million, offset by a decrease in yield on earning assets from 6.06% in 2002 to 5.66% in 2003. Average total interest-bearing liabilities increased by $37.8 million during 2003, consisting of a $23.5 million increase in average interest-bearing deposits while average borrowings increased $14.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2003 was 3.42% compared to 3.26% for 2002. The increase in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. The average yield on earning assets for 2003 was 5.66% or 40 basis points lower than the 6.06% for 2002. The 2003 average cost of interest-bearing liabilities was 2.63% or 71 basis points lower than the 3.34% for 2002. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 31 basis points from 2.72% in 2002 to 3.03% in 2003.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2003 was $784,000, representing a $129,000 or 14% decrease from the $913,000 recorded for 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The decrease in the 2003 provision, as compared to the 2002 provision, is principally due to losses incurred in 2002 from a line of credit in the accounts receivable financing portfolio. This line of credit was charged off in 2003. The allowance for loan losses was $2.5 million at December 31, 2003, representing 1.24% of total outstanding loans and 766% of non-performing loans. The allowance for loan losses at December 31, 2002 was $2.4 million or 1.44% of total outstanding loans at that date.

Non-interest Income. Non-interest income increased by $615,000 or 30% to $2.6 million for the year ended December 31, 2003 compared with $2.0 million for the prior year. Non-interest income as a percentage of total revenue increased from 24.8% in 2002 to 25.1% in 2003. The increase was primarily due to the increase of $500,000 in deposit service charges in 2003. The largest components of non-interest income were service charges on deposit accounts of $1.7 million in 2003 as compared to $1.2 million in 2002, a 42% increase, fees from mortgage banking operations of $517,000 in 2003 as compared to $488,000 in 2002, a 6% increase, and fees from factoring operations of $94,000 in 2003 as compared to $96,000 in 2002, a 2% decrease. Service charge income increased as a result of the $23.8 million or 45% increase in deposit transaction accounts from $53.0 million at December 31, 2002 to $76.8 million at December 31, 2003. In addition, the Bank offered an overdraft privilege program to certain of its customers, which generated additional fee income. Fees from mortgage banking operations increased due to the continued favorable mortgage interest rate environment in 2003. Fees from factoring operations decreased due to the decreased emphasis placed on this type of lending by management during the year.

Non-interest Expenses. Total non-interest expense increased from $6.1 million in 2002 to $7.6 million in 2003. This 25% increase was primarily due to the expansion of the Bank’s branches from seven to eight during 2003, increases in compensation associated with branch expansion and other growth and increases in occupancy and equipment expenses.

These categories accounted for $1.1 million of the $1.5 million increase in non-interest expense. Salaries and benefits expense was $3.9 million for the year ended December 31, 2003, representing an $855,000 or 29% increase over the $3.0 million recorded for the prior year. Occupancy and equipment costs were $1.4 million for the year ended December 31, 2003 representing a $269,000 or 24% increase over the $1.1 million for the prior year. Data processing cost was $535,000 for the year ended December 31, 2003 representing a $123,000 or 30% increase over the $412,000 for the prior year.

Provision for Income Taxes. Bancshares had tax expense of $807,000, or 36.8% of income before income taxes, for the year ended December 31, 2003 compared to an income tax benefit in 2002 of $83,000, which was principally due to adjustments to the valuation allowance associated with deferred tax assets. This valuation allowance has been fully released due to management’s determination that it is more likely than not that the entire deferred tax asset will be realized.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

Net Income. Bancshares generated net income in 2002 of $1.3 million compared to net income in 2001 of $746,000. On a per share basis, earnings were $.51 for 2002 compared to earnings of $.42 for 2001. Return on average assets was .65% and .46% and return on average equity was 6.55% and 5.82% for the years ended December 31, 2002 and 2001, respectively.

Earnings for the year ended December 31, 2002 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income. The impact of the growth in average earning assets was further enhanced by the reduction in the cost of interest-bearing liabilities, which decreased to 3.34% in 2002 from 5.25% in 2001.

Net Interest Income. Net interest income increased $1.3 million from $4.9 million in 2001 to $6.2 million in 2002. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin from 3.16% in 2001 to 3.26% in 2002.

Total average earning assets increased $35.2 million or 23% from an average of $154.0 million in 2001 to an average of $189.2 million in 2002. Bancshares experienced strong loan growth during 2002 with average loan balances increasing by $19.0 million. The increase in average volume for investment securities and interest-earning deposits was $16.2 million. Total interest income decreased $495,000 due to a decrease in yield on earning assets from 7.76% in 2001 to 6.06% in 2002. This decrease was partially offset by the increase in average earning assets of $35.2 million. Average total interest-bearing liabilities increased by $23.6 million during 2002, consisting of a $14.9 million in average interest-bearing deposits while average borrowings increased $8.7 million. The decrease in interest expense of $1.8 million resulted from $1.2 million of additional expense due to growth in interest-bearing liabilities and a savings of $3.0 million due to reductions in interest rates.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2002 was 3.26% compared to 3.16% for 2001. The increase in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. The average yield on earning assets for 2002 was 6.06% or 170 basis points lower than the 7.76% for 2001. The 2002 average cost of interest-bearing liabilities was 3.34% or 191 basis points lower than the 5.25% for 2001. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 21 basis points from 2.51% in 2001 to 2.72% in 2002.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2002 was $915,000, representing a $372,000 or 68% increase over the $543,000 recorded for 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The increase in the 2002 provision, as compared to the 2001 provision, is principally due to probable losses from a line of credit in the factoring portfolio. The allowance for loan losses was $2.4 million at December 31, 2002, representing 1.44% of total outstanding loans and 409% of non-performing loans. The allowance for loan losses at December 31, 2001 was $1.7 million or 1.23% of total outstanding loans at that date.

Non-interest Income. Non-interest income increased by $877,000 or 96% to $1.8 million for the year ended December 31, 2001 compared with $914,000 for the prior year. Non-interest income as a percentage of total revenue increased from 17.7% in 2000 to 26.9% in 2001. The largest components of non-interest income were service charges on deposit accounts of $949,000 in 2001 as compared to $539,000 in 2000 or a 76% increase, fees from mortgage banking operations of $404,000 in 2001 as compared to $190,000 in 2000 or a 113% increase, and fees from factoring operations of $219,000 in 2001 as compared to $127,000 in 2000 or a 72% increase. Service charge income increased primarily as a result of the $16.2 million or 50% increase in deposit transaction accounts from $33.3 million at December 31, 2001 to $49.5 million at December 31, 2000. Fees from mortgage banking operations increased due to the favorable mortgage interest rate environment in 2001. Fees from factoring operations increased due to the $1.1 million or 131% increase in the average balance of factored receivables outstanding during the year, from $857,000 in 2000 to $2.0 million in 2001.

Non-interest Expenses. Total non-interest expense increased from $4.6 million in 2000 to $5.4 million in 2001. This 16% increase was primarily due to the expansion of the Bank’s branches from six to seven and increases in compensation associated with the increase in our mortgage banking operations. The two categories of non-interest expenses most affected were personnel and occupancy expense. These two categories accounted for $640,000 of the $727,000 increase in non-interest expense. Salaries and benefits expense was $2.7 million for the year ended December 31, 2001, representing a $476,000 or 21% increase over the $2.2 million recorded for the prior year. Occupancy and equipment cost was $1.0 million for the year ended December 31, 2001 representing a $164,000 or 19% increase over the $851,000 for the prior year.

Provision for Income Taxes. Bancshares had a tax benefit of $83,000 for the year ended December 31, 2002 compared to no income tax expense or benefit in 2001, principally due to adjustments to the valuation allowance associated with deferred tax assets. This valuation allowance has been fully released due to management’s determination that it is more likely than not that the entire deferred tax asset will be realized.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of Bancshares’ asset and liability management strategy. Liquidity is the ability to fund the needs of Bancshares’ borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank are presently the main sources of Bancshares’ liquidity. Bancshares’ primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of December 31, 2003, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $68.5 million, which represents 24.3% of total assets and 26.7% of total deposits and borrowings. Supplementing this liquidity, Bancshares has available lines of credit from correspondent banks of approximately $10.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $13.4 million outstanding from the FHLB at December 31, 2003). At December 31, 2003, outstanding commitments to extend credit were $7.8 million and available line of credit balances totaled $35.1 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 63.1% of Bancshares’ total deposits at December 31, 2003 a decrease from 69.0% at December 31, 2002 due to increased transactional deposit accounts. Bancshares’ growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 51.0% of Bancshares’ total deposits at December 31, 2003. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2003, both Bancshares and the Bank maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2003, we exceeded our regulatory capital requirements.

	At December 31, 2003
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	9.48%	8.00%	10.00%
Tier 1 risk-based capital ratio	8.34%	4.00%	6.00%
Leverage ratio	6.76%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	18.12%	8.00%	NA
Tier 1 risk-based capital ratio	14.51%	4.00%	NA
Leverage ratio	11.68%	4.00%	NA

Asset/Liability Management

Bancshares’ asset/liability management, or interest rate risk management, program is focused primarily on evaluating and managing the composition of its assets and liabilities in view of various interest rate scenarios. Factors beyond Bancshares’ control, such as market interest rates and competition, may also have an impact on Bancshares’ interest income and interest expense.

Interest Rate Gap Analysis. As a part of its interest rate risk management policy, Bancshares calculates an interest rate “gap.” Interest rate “gap analysis” is a common, though imperfect, measure of interest rate risk, which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities, which reprice within a specific time period, either through maturity or rate adjustment. The “gap” is the difference between the amounts of such assets and liabilities that are subject to repricing. A “positive gap” for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a declining interest rate environment, an institution with a “positive gap” would generally be expected, absent the effects of other factors, to experience a decrease in the yield on its assets greater than the decrease in the cost of its liabilities and its income should be negatively affected. Conversely, the cost of funds for an institution with a “positive gap” would generally be expected to increase more slowly than the yield on its assets in a rising interest rate environment, and such institution’s net interest income generally would be expected to be positively affected by rising interest rates. Changes in interest rates generally have the opposite effect on an institution with a “negative gap.”

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a five-year decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2003
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans Receivable:
Real estate mortgage loans	$69,709	$2,877	$7,838	$44,334	$124,758
Home equity lines of credit	16,526	—	—	—	16,526
Commercial and industrial loans	21,837	5,348	5,572	8,364	41,121
Loans to individuals	2,342	1,127	1,498	3,705	8,672
Lease financing, net	1,116	1,242	2,233	8,806	13,397
Interest earning deposits with banks	11,012	—	—	—	11,012
Investment securities	4,859	3,005	4,610	39,595	52,069
Stock in FHLB of Atlanta	—	—	—	792	792

Total interest-earning assets	$127,401	$13,599	$21,751	$105,596	$268,347

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$16,498	$784	$1,567	$28,214	$47,063
Time	33,825	21,713	36,430	39,351	131,319
Borrowings (1)	24,667	2,000	—	6,444	33,111
Trust preferred	10,000	—	—	3,500	13,500

Total interest-bearing liabilities	$84,990	$24,497	$37,997	$77,509	$224,993

INTEREST SENSITIVITY GAP PER PERIOD	$42,411	$(10,898)	$(16,246)	$28,087	$43,354

CUMULATIVE INTEREST SENSITIVITY GAP	$42,411	$31,513	$15,267	$43,354	$43,354

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	15.80%	11.74%	5.69%	16.16%	16.16%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	149.90%	128.78%	110.35%	119.27%	119.27%

(1)	Includes advances from the Federal Home Loan Bank, securities sold under agreement to repurchase and capital lease obligations.

Critical Accounting Policies and Estimates

Bancshares’ discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Bancshares to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Bancshares evaluates its estimates which are based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Bancshares’ significant accounting policies are described in Note A to the consolidated financial statements. Bancshares considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

The most critical estimate concerns Bancshares’ allowance for loan losses. Bancshares records provisions for loan losses based upon known problem loans and estimated deficiencies in the existing loan portfolio. Bancshares’ methodology for assessing the appropriations of the allowance for loan losses consists of two key components, which are a specific allowance for identified problem or impaired loans and a formula allowance for the remainder of the portfolio.

Identified problem and impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The adequacy of the allowance is also reviewed by management based upon its evaluation of then-existing economic and business conditions affecting the key lending areas of Bancshares and other conditions, such as new loan products, collateral values, loan concentrations, changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower’s ability to repay. Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is generally not accrued on loans 90 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

Commitments, Contingencies and Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	2003	2002
	(Dollars in thousands)
Capital South Partnership commitment	$250	$250
Commitments to extend credit	5,149	1,908
Standby letters of credit	2,616	4,682
Undisbursed lines of credit	23,875	16,977
Undisbursed portion of construction loans	10,671	10,609

Total other commitments	$42,561	$34,426

The Bank does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

In the normal course of business, the Company is involved in various legal proceedings. The amount of any liability that may result from those proceedings in which the Company is currently involved cannot be determined at this time.

Related Party Transactions

Bancshares’ related party transactions for the same three year period have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2003, Bancshares had loans outstanding to executive officers and directors totaling approximately $5.5 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $5.5 million in outstanding related party loans represents 2.7% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

Adoption of FIN 46R will result in deconsolidation of the Company’s trust preferred subsidiary, Crescent Financial Capital Trust I. Upon deconsolidation, the junior subordinated debentures issued by the Company to the trust will be included in long-term debt (instead of the trust preferred securities) and the Company’s equity interest in the trust will be included in other assets. If these trusts were deconsolidated as of December 31, 2003, the effect on the Company’s balance sheet would be an increase in other assets of $418,000 with a corresponding increase in long-term debt. The deconsolidation of the trust will not materially impact net income.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would remain “well capitalized” under Federal Reserve Board guidelines (or the Company would still exceed the regulatory required minimums for capital adequacy purposes).

(THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 7 – FINANCIAL STATEMENTS

AMERICAN COMMUNITY BANCSHARES, INC.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and the Board of Directors

American Community Bancshares, Inc. and Subsidiaries

Monroe, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and Subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

February 13, 2004

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$7,329,679	$12,183,388
Interest-earning deposits with banks	11,011,931	4,654,826
Investment securities available for sale, at fair value (cost of $50,030,236 and $27,235,429 at December 31, 2003 and 2002, respectively)	50,178,126	27,465,261
Investment securities held to maturity, at cost (fair value approximates $1,895,671 at December 31, 2003)	1,891,368	—

Loans	204,532,505	165,365,696
Allowance for loan losses	(2,528,825)	(2,375,000)

NET LOANS	202,003,680	162,990,696

Accrued interest receivable	1,131,060	954,603
Bank premises and equipment	5,338,952	4,638,644
Foreclosed real estate	116,610	446,514
Federal Home Loan Bank stock, at cost	791,700	450,000
Other assets	1,459,464	1,321,140

TOTAL ASSETS	$281,252,570	$215,105,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand - noninterest-bearing	$29,782,031	$22,062,449
Savings	6,197,384	4,434,718
Money market and NOW	40,865,287	26,540,456
Time	131,318,549	121,277,275

TOTAL DEPOSITS	208,163,251	174,314,898

Borrowings	13,444,444	9,000,000
Securities sold under agreement to repurchase	19,667,225	2,575,597
Capital lease obligation	1,707,579	1,705,445
Accrued expenses and other liabilities	581,414	932,927
Trust preferred securities	13,500,000	3,500,000

TOTAL LIABILITIES	257,063,913	192,028,867

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized, 2,825,709 and 2,824,376 shares issued and outstanding, respectively	2,825,709	2,824,376
Additional paid-in capital	19,201,084	19,191,220
Retained earnings	2,070,985	908,920
Accumulated other comprehensive income	90,879	151,689

TOTAL STOCKHOLDERS’ EQUITY	24,188,657	23,076,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,252,570	$215,105,072

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
INTEREST INCOME
Loans, including fees	$11,760,641	$10,380,593	$10,806,488
Investment securities:
Taxable	1,165,636	758,072	630,872
Tax-exempt	53,907	—	—
Interest-earning deposits with banks	74,781	324,785	521,110

TOTAL INTEREST INCOME	13,054,965	11,463,450	11,958,470

INTEREST EXPENSE
Money market, NOW and savings deposits	313,515	335,677	582,456
Time deposits	3,707,276	4,064,354	6,174,731
Borrowings	579,540	446,199	197,165
Securities sold under agreement to repurchase	83,521	3,863	—
Capital lease obligation	140,506	140,337	140,183
Trust preferred securities	344,751	303,408	—

TOTAL INTEREST EXPENSE	5,169,109	5,293,838	7,094,535

NET INTEREST INCOME	7,885,856	6,169,612	4,863,935

PROVISION FOR LOAN LOSSES	783,611	915,256	543,361

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,102,245	5,254,356	4,320,574

NON-INTEREST INCOME
Service charges on deposit accounts	1,739,835	1,231,175	949,390
Mortgage banking operations	516,942	488,018	404,422
Factoring operations	93,680	95,776	219,036
Gain on sale of investment securities	—	40,770	3,410
Other	294,011	174,070	214,099

TOTAL NON-INTEREST INCOME	2,644,468	2,029,809	1,790,357

NON-INTEREST EXPENSE
Salaries and employee benefits	3,854,140	2,999,608	2,718,515
Occupancy and equipment	1,362,645	1,093,897	1,014,602
Other	2,334,913	1,973,106	1,631,960

TOTAL NON-INTEREST EXPENSE	7,551,698	6,066,611	5,365,077

INCOME BEFORE INCOME TAXES	2,195,015	1,217,554	745,854

INCOME TAXES (BENEFIT)	807,000	(82,657)	—

NET INCOME	$1,388,015	$1,300,211	$745,854

NET INCOME PER COMMON SHARE
Basic	$.49	$.51	$.42

Diluted	$.48	$.51	$.42

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,824,376	2,569,385	1,779,763

Diluted	2,877,301	2,574,435	1,779,763

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance, January 1, 2001	1,492,063	$1,492,063	$11,089,596	$(1,137,145)	$1,547	$11,446,061

Comprehensive income:
Net income	—	—	—	745,854	—	745,854
Unrealized gains on available-for-sale securities, net	—	—	—	—	84,812	84,812

Total comprehensive income						830,666

Common stock issued pursuant to:
Sale of common stock	150,178	150,178	1,150,330	—	—	1,300,508

Balance, December 31, 2001	1,642,241	1,642,241	12,239,926	(391,291)	86,359	13,577,235

Comprehensive income:
Net income	—	—	—	1,300,211	—	1,300,211
Unrealized gains on available-for-sale securities, net	—	—	—	—	65,330	65,330

Total comprehensive income						1,365,541

Common stock issued pursuant to:
11-for-10 stock split effected as a 10% stock dividend	164,635	164,635	(164,635)	—	—	—

Exercise of stock options	17,000	17,000	127,930	—	—	144,930

Sale of common stock	1,000,500	1,000,500	6,987,999	—	—	7,988,499

Balance, December 31, 2002	2,824,376	2,824,376	19,191,220	908,920	151,689	23,076,205

Comprehensive income:
Net income	—	—	—	1,388,015	—	1,388,015
Unrealized losses on available-for-sale securities, net	—	—	—	—	(60,810)	(60,810)

Total comprehensive income						1,327,205

Cash dividends declared ($.08 per share)	—	—	—	(225,950)	—	(225,950)

Common stock issued pursuant to:
Exercise of stock options	1,333	1,333	9,864	—	—	11,197

Balance, December 31, 2003	2,825,709	$2,825,709	$19,201,084	$2,070,985	$90,879	$24,188,657

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,388,015	$1,300,211	$745,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,003,987	569,035	332,219
Provision for loan losses	783,611	915,256	543,361
Deferred income taxes	142,939	(147,000)	(190,000)
Gain on sale of investment securities	—	(40,770)	(3,410)
(Gain) loss on sale of foreclosed real estate	22,882	516	(37,177)
Loss on disposal of fixed assets	760	—	—
Interest added to capital lease obligation	2,134	1,966	1,811
Change in assets and liabilities:
Increase in accrued interest receivable	(176,457)	(39,263)	(251,959)
Increase in other assets	(260,132)	(354,350)	(343,049)
Increase (decrease) in accrued expenses and other liabilities	(351,513)	166,710	22,346

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,556,226	2,372,311	819,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(55,073,513)	(40,506,070)	(22,276,339)
Purchases of securities held to maturity	(1,894,095)	—	—
Proceeds from sales of securities available for sale	—	6,041,478	4,981,929
Proceeds from maturities, calls and principal re-payments of securities available for sale	31,782,975	19,660,632	5,000,000
Net increase in loans from originations and repayments	(39,471,800)	(24,869,586)	(32,591,669)
Purchases of bank premises and equipment	(1,206,596)	(1,126,293)	(572,020)
Proceeds from sale of bank premises and equipment	—	—	947,944
Proceeds from sale of foreclosed real estate	98,837	158,823	525,150
Investment in foreclosed real estate	(116,610)	(17,738)	(4,962)
Purchase of Federal Home Loan Bank stock	(341,700)	—	(200,000)

NET CASH USED BY INVESTING ACTIVITIES	(66,222,502)	(40,658,754)	(44,189,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	23,807,079	3,583,653	16,186,368
Net increase in time deposits	10,041,274	15,822,642	16,674,525
Proceeds from issuance of common stock	11,197	8,133,429	1,300,508
Proceeds from issuance of trust preferred securities	10,000,000	1,500,000	2,000,000
Advances from Federal Home Loan Bank	7,000,000	—	4,000,000
Repayment of Federal Home Loan Bank Advances	(2,555,556)	—	—
Cash dividends paid on common stock	(225,950)	—	—
Net increase in securities sold under agreement to repurchase	17,091,628	2,575,597	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,169,672	31,615,321	40,161,401

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,503,396	(6,671,122)	(3,208,570)
CASH AND CASH EQUIVALENTS, BEGINNING	16,838,214	23,509,336	26,717,906

CASH AND CASH EQUIVALENTS, ENDING	$18,341,610	$16,838,214	$23,509,336

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE A - ORGANIZATION AND OPERATIONS

In April 2000, American Community Bancshares, Inc. (“Bancshares”) was formed as a holding company for American Community Bank. Upon formation, one share of Bancshares’ $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community Bank’s $5 par value common stock. Bancshares currently has no material operations and conducts no business on its own other than owning its wholly owned subsidiaries, American Community Bank, American Community Capital Trust I, and American Community Capital Trust II, Ltd.

American Community Bank (the “Bank”) was incorporated on November 13, 1998 and began banking operations on November 16, 1998. The Bank is engaged in general commercial and retail banking in Union and Mecklenburg Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

Bancshares formed American Community Capital Trust I (the “Capital Trust I”) during 2001 in order to facilitate the issuance of trust preferred securities. During 2003, Bancshares formed American Community Capital Trust II, Ltd (the “Capital Trust II”) in order to facilitate the issuance of additional trust preferred securities. The Trusts are statutory business trusts formed under the laws of the States of Delaware and Connecticut, respectively, of which all common securities are owned by Bancshares.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Bancshares, Inc., American Community Bank, American Community Capital Trust I, and American Community Capital Trust II Ltd., together referred to herein as the “Company.” All significant inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.

Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-earning deposits with banks.”

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Available-for-sale securities are reported at fair value and consist of securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses on available-for-sale securities, net of deferred income taxes, are reported as a net amount in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. Such write-downs would be included in earnings.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is accrued on the unpaid principal balance outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired/nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received after the principal balance has been fully collected. Loans are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal and interest. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Allowance for Loan Losses

The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses.

Loans are considered impaired when it is probable that all amounts due under the contractual terms of the loan will not be collected. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, or upon the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require American Community Bank to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other expenses.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or, for those assets leased under capital leases, the lease term. Estimated useful lives are 30 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

Federal Home Loan Bank Stock

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”). This investment is carried at cost.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2003, the Company had four stock-based compensation plans which are more fully described in Note P. The Company accounts for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs have been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	2003	2002	2001
	(Dollars in thousands)
Net income:
As reported	$1,388	$1,300	$746
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(105)	(78)	(69)

Pro forma	$1,283	$1,222	$677

Basic net income per share:
As reported	$0.49	$0.51	$0.42
Proforma	0.45	0.48	0.38

Diluted net income per share:
As reported	$0.48	$0.51	$0.42
Proforma	0.45	0.47	0.38

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company’s only component of accumulated other comprehensive income is unrealized gains (losses) on available-for-sale securities.

The components of other comprehensive income and related tax effects are as follows:

	2003	2002	2001
Unrealized holding gains (losses) on available-for-sale securities	$(81,941)	$130,067	$142,398
Tax effect	21,131	(37,829)	(55,505)

Net of tax amount	(60,810)	92,238	86,893

Reclassification adjustment for losses (gains) realized in income	—	(40,770)	(3,410)
Tax effect	—	13,862	1,329

Net of tax amount	—	(26,908)	(2,081)

Total net of tax amount	$(60,810)	$65,330	$84,812

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Results

Basic and diluted net income per common share have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for the stock dividends.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2003	2002	2001
Weighted average number of common shares used in computing basic net income per share	2,824,376	2,569,385	1,779,763
Effect of dilutive stock options	52,925	5,050	—

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	2,877,301	2,574,435	1,779,763

For the year ended December 31, 2003, there were 19,000 options and 1,000,500 warrants that were antidilutive since the exercise price exceeded the average market price for the year. During the years ended December 31, 2002 and 2001, there were 316,352 and 368,251 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. The antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for each period indicated.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the financial statements presented herein reflect the results of that segment. Also, the Company has no foreign operations or customers.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FAS 149

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (Statement 149). Statement 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN 45 and amends certain other existing pronouncements. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, with some exceptions, all provisions of Statement 149 should be applied prospectively. The adoption of Statement 149 did not have a material impact on the consolidated financial statements.

FAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions as they related to certain mandatorily redeemable noncontrolling interests. The adoption of Statement 150 did not have a material impact on the consolidated financial statements.

FIN 46

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Small business issuers must apply FIN 46R no later than the end of the first reporting period ending after December 15, 2004. FIN 46 is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003.

EITF 03-01

In November 2003, the Emerging Issues Task Force (EITF) reached a partial consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Issue 03-1 requires certain quantitative and qualitative disclosures for investments subject to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the partial consensus on Issue 03-1 during 2003 and has provided the new disclosures in footnote C. The EITF is expected to continue deliberating other aspects of Issue 03-1, including when to recognize other-than-temporary impairment.

Reclassifications

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE C - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2003 and 2002:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$11,307,869	$70,701	$9,524	$11,369,046
Mortgage-backed securities	38,722,367	176,471	89,758	38,809,080

Total securities available for sale	$50,030,236	$247,172	$99,282	$50,178,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$1,891,368	$8,326	$4,023	$1,895,671

Total securities held to maturity	$1,891,368	$8,326	$4,023	$1,895,671

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$12,724,298	$76,526	$—	$12,800,824
Mortgage-backed securities	14,511,131	153,306	—	14,664,437

Total securities available for sale	$27,235,429	$229,832	$—	$27,465,261

The amortized cost and fair values of securities at December 31, 2003 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2003
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one year through five years	10,308	10,375
Due after five years through ten years	19,839	19,842
Due after ten years	21,775	21,857

Total	$51,922	$52,074

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE C - INVESTMENT SECURITIES (Continued)

For the years ended December 31, 2002 and 2001, proceeds from sales of investment securities available for sale amounted to $6,041,478 and $4,981,929, respectively. Gross realized gains in 2002 and 2001 from these sales amounted to $40,770 and $3,410, respectively. There were no sales of investment securities for the year ended December 31, 2003.

Securities with carrying values of $177,211 and $201,114 at December 31, 2003 and 2002, respectively, were pledged to secure public monies on deposit as required by law.

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003. These unrealized losses on investment securities are a result of volatility in the market during 2003. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$1,992,190	$9,524	$—	$—	$1,992,190	$9,524
Mortgage-backed securities	18,826,009	89,758	—	—	18,826,009	89,758

Total temporarily impaired securities	$20,818,199	$99,282	$—	$—	$20,818,199	$99,282

NOTE D - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2003 and 2002:

	2003		2002
	Amount	Percent	Amount	Percent
Real estate mortgage loans:
1-4 family	$15,894,273	7.77%	$12,426,506	7.52%
Commercial mortgage	80,394,777	39.32%	58,236,702	35.24%
Construction/development	28,469,155	13.92%	25,078,948	15.18%
Home equity lines of credit	16,526,220	8.08%	14,643,271	8.86%
Commercial and industrial loans	41,120,855	20.11%	33,312,599	20.16%
Loans to individuals	8,671,761	4.25%	9,990,019	6.05%
Lease financing, net	13,396,864	6.55%	11,547,763	6.99%

Subtotal	204,473,905	100.00%	165,235,808	100.00%

Allowance for loan losses	(2,528,825)		(2,375,000)
Net unamortized deferred costs	58,600		129,888

Total	$202,003,680		$162,990,696

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE D - LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loans are primarily made in Union and Mecklenburg Counties, North Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

At December 31, 2003 and 2002, respectively, there were $596,563 and $683,796 of loans past due 90 days or more which were still accruing interest. Impaired loans consist entirely of nonaccrual loans which aggregated approximately $330,067 and $580,000 and had related allowances for loan losses of $129,057 and $416,000 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002 was $244,000 and $790,000, respectively. Nonaccrual loans did not materially affect interest income for the years ended December 31, 2003, 2002 and 2001.

The Company has granted loans to certain directors and executive officers of the Bank and their related interests. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and, in management’s opinion, do not involve more than the normal risk of collectibility. All loans to directors and executive officers or their interests are submitted to the Board of Directors for approval. A summary of loans to directors, executive officers and their related interests follows:

Loans to directors and officers as a group at January 1, 2003	$7,163,115
Disbursements during year ended December 31, 2003	1,041,357
Amounts collected during year ended December 31, 2003	(2,752,712)

Loans to directors and officers as a group at December 31, 2003	$5,451,760

At December 31, 2003, the Company had pre-approved but unused lines of credit totaling $379,310 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2003	2002	2001
Balance at beginning of year	$2,375,000	$1,736,000	$1,385,000

Provision charged to operations	783,611	915,256	543,361

Charge-offs	664,741	314,564	196,035
Recoveries	(34,955)	(38,308)	(3,674)

Net charge-offs	629,786	276,256	192,361

Balance at end of year	$2,528,825	$2,375,000	$1,736,000

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE E - BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2003 and 2002:

	2003	2002
Land	$661,668	$661,668
Buildings and leasehold improvements	3,589,226	3,301,111
Furniture and equipment	2,802,305	2,016,710

	7,053,199	5,979,489
Accumulated depreciation and amortization	(1,714,247)	(1,340,845)

Total	$5,338,952	$4,638,644

Depreciation and amortization expense amounting to $505,528, $434,077 and $409,421 for the years ended December 31, 2003, 2002 and 2001, respectively, is included in occupancy and equipment expense.

NOTE F - DEPOSITS

Time deposits in denominations of $100,000 or more were $66,967,693 and $57,009,960 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

	Less than $100,000	$100,000 or more	Total
2004	$48,034,678	$46,142,643	$94,177,321
2005	9,012,452	10,619,656	19,632,108
2006	2,406,208	3,884,707	6,290,915
2007	3,412,212	5,519,951	8,932,163
2008	1,485,306	800,736	2,286,042
Thereafter	—	—	—

Total	$64,350,856	$66,967,693	$131,318,549

NOTE G - BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, and obligations under a capitalized lease for the Bank’s main office facility. At December 31, 2003 and 2002, Federal Home Loan Bank advances were as follows:

2003	Call Feature	Amount	Rate
Due on June 28, 2004	None	$2,000,000	5.24% Fixed
Due on February 24, 2006	None	1,444,444	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2004	5,000,000	3.45% Fixed

Total FHLB borrowings/weighted average rate		$13,444,444	4.10%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE G – BORROWINGS (Continued)

2002	Call Feature	Amount	Rate
Due on June 30, 2003	None	$2,000,000	4.77% Fixed
Due on June 28, 2004	None	2,000,000	5.24% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed

Total FHLB borrowings/weighted average rate		$9,000,000	4.92%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2003 was approximately $16,910,000. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

Securities sold under agreements to repurchase at December 31, 2003 consisted of daily repurchase agreements which generally mature within one to four days of $4,667,225 and agreements to repurchase with commercial brokers with fixed maturities as follows:

2003	Call Feature	Amount	Rate
Due on March 16, 2004	None	$5,000,000	1.20% Fixed
Due on March 22, 2004	None	10,000,000	1.16% Fixed

Total securities sold under agreements to repurchase/weighted average rate		$15,000,000	1.17%

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2003, collateral pledged on securities sold under agreements to repurchase $23,701,918.

The Company also had available lines of credit totaling $15.0 million from correspondent banks at December 31, 2003.

NOTE H - LEASES

Operating Leases

The Company has entered into non-cancelable operating leases for the land on which its main office is located and for other branch facilities and equipment. These leases have terms from five to thirty years. In 2001, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Marshville branch property and leased it back for a period of ten years with two renewal options for five years each. The leaseback has been accounted for as an operating lease. The gain of $147,156 realized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE H – LEASES (Continued)

Future rentals under these leases are as follows:

	Related party	Other	Total
2004	$281,181	$341,802	$622,983
2005	254,050	181,716	435,766
2006	222,813	98,324	321,137
2007	222,813	98,324	321,137
2008	222,813	98,324	321,137
2009 - 2019	2,089,579	751,659	2,841,238

Total	$3,293,249	$1,570,149	$4,863,398

Total rent expense under operating leases was approximately $582,000, $400,000 and $293,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2003 and 2002 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $204,340 and $135,199 at December 31, 2003 and 2002, respectively.

At December 31, 2003, aggregate future minimum lease payments due under this capital lease obligation are as follows:

2004	$138,372
2005	148,057
2006	148,057
2007	148,057
2008	148,057
2009 - 2019	3,664,969

Total minimum lease payments	4,395,569
Less amount representing interest	(2,687,990)

Present value of net minimum lease payments	$1,707,579

Both the operating and capital leases regarding the Company’s main office discussed above are leased from a director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another director. Total lease payments of $464,755, $382,117, and $298,523 were paid to these directors under these leases during 2003, 2002 and 2001, respectively. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with another director. The lease has an initial term of ten years with two renewal options for five years each.

NOTE I - TRUST PREFERRED SECURITIES

The Company has cumulative trust preferred securities (the “Preferred Securities”) outstanding through two wholly owned subsidiaries. The Trust issuer has invested the total proceeds from the sale of the Preferred Securities in the Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE I - TRUST PREFERRED SECURITIES (Continued)

On December 31, 2001 and March 1, 2002, $2.0 million and $1.5 million, respectively, of trust preferred securities were placed through American Community Capital Trust I (the “Capital Trust I”). The preferred securities pay cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred up to five years. Unpaid distributions will be accrued as a component of interest expense. The preferred securities issued in 2001 and 2002 are redeemable on March 1, 2007 or afterwards at the par of $1,000 per share. Redemption is mandatory at March 1, 2032. The proceeds of the preferred securities were invested by ACC Trust I in $3.5 million principal amount of 9% junior subordinated debentures of the Company due March 1, 2032.

On December 15, 2003, $10.0 million of trust preferred securities were placed through American Community Capital Trust II, Ltd. (the “Capital Trust II”). The preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities issued in 2003 are redeemable on December 15, 2008 or afterwards at par. Redemption is mandatory at December 15, 2033. The proceeds of the preferred securities were invested by ACC Trust II in $10.0 million principal amount of junior subordinated debentures of the Company due December 15, 2033.

The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. A portion of the preferred securities qualify as Tier I capital for regulatory capital purposes.

A description of the Trust Preferred securities outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2003	2002
American Community Capital Trust I	12/31/2001	2,000	9.00%	03/01/2032	$2,000,000	$2,000,000
American Community Capital Trust I	03/01/2002	1,500	9.00%	03/01/2032	1,500,000	1,500,000
American Community Capital Trust II	12/15/2003	10,000	3.97%	12/15/2033	10,000,000	—

Total					$13,500,000	$3,500,000

NOTE J - OTHER CONTRACTS

The Company has entered into a non-cancelable contract with a third party for data processing services. The future minimum payment required under this contract for the year ending December 31, 2003 is as follows:

2004	$120,000

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE K - INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(Dollars in thousands)
Current tax provision:
Federal	$537	$481	$167
State	127	62	23

	664	543	190

Deferred tax provision (benefit):
Federal	117	(121)	52
State	26	(26)	11

	143	(147)	63

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	807	396	253
Increase (decrease) in valuation allowance	—	(479)	(253)

Net provision for income taxes (benefit)	$807	$(83)	$—

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2003	2002	2001
	(Dollars in thousands)
Benefits computed at statutory rate of 34%	$746	$414	$254

Effect of state income taxes	101	24	22
U. S. Government interest	(30)	(31)	(28)
Other	(10)	(11)	5
Increase (decrease) in deferred tax asset valuation allowance	—	(479)	(253)

	$807	$(83)	$—

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE K - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2003 and 2002 are as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$819	$785
Pre-opening costs and expenses	—	55
Capital lease	70	54
Deferred gain on sale-leaseback	44	50
Other	10	—

Total deferred tax assets	943	944
Valuation allowance	—	—

Net deferred tax assets	943	944

Deferred tax liabilities:
Premises and equipment	(270)	(128)
Net unrealized gains on available-for-sale securities	(57)	(78)

Total deferred tax liabilities	(327)	(206)

Net recorded deferred tax assets	$616	$738

Management has not recorded a valuation allowance at December 31, 2003 because they believe realization of the deferred tax assets is more likely than not.

NOTE L - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Postage, printing and office supplies	$315,447	$236,956	$234,988
Advertising and promotion	139,874	105,489	138,628
Travel, meals, dues and subscriptions	161,591	132,789	128,179
Telephone	111,451	103,405	116,519
Data processing and technology	535,298	411,838	365,333
Professional fees and contracted services	444,915	383,088	242,905
Other	626,337	599,541	405,408

Total	$2,334,913	$1,973,106	$1,631,960

NOTE M - REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE M - REGULATORY MATTERS (Continued)

The primary sources of funds for the payment of dividends by American Community Bancshares, Inc. are dividends received from its subsidiary, American Community Bank, combined with the proceeds from stock sold by the Company. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$40,127	18.12%	$17,719	8.00%	$	N/A	N/A
American Community Bank	21,094	9.48%	17,716	8.00%		22,145	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	32,130	14.51%	8,860	4.00%		N/A	N/A
American Community Bank	18,473	8.34%	8,858	4.00%		13,287	6.00%

Tier 1 Capital to Average Assets:
Consolidated	32,130	11.68%	11,003	4.00%		N/A	N/A
American Community Bank	18,473	6.76%	10,934	4.00%		13,667	5.00%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE M - REGULATORY MATTERS (Continued)

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$28,639	16.17%	$14,167	8.00%	$	N/A	N/A
American Community Bank	19,163	10.84%	14,147	8.00%		17,684	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	26,425	14.92%	7,084	4.00%		N/A	N/A
American Community Bank	16,953	9.59%	7,073	4.00%		10,610	6.00%

Tier 1 Capital to Average Assets:
Consolidated	26,425	12.43%	8,506	4.00%		N/A	N/A
American Community Bank	16,953	7.98%	8,496	4.00%		10,619	5.00%

NOTE N – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit.

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2003 is as follows:

Financial instruments whose contract amounts represent credit risk:

Capital South Partnership commitment	$250,000
Standby letters of credit	2,616,430
Commitments to extend credit	5,148,760
Undisbursed lines of credit	23,874,617
Undisbursed portion of construction loans	10,670,567

In the normal course of business, the Company is involved in various legal proceedings. The amount of any liability that may result from those proceedings in which the Company is currently involved cannot be determined at this time.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments for which fair value disclosures are required include cash and due from banks, interest-earning deposits with banks, investment securities, loans, Federal Home Loan bank stock, accrued interest, deposits, borrowings, securities sold under agreements to repurchase, and trust preferred securities. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market, and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings, Securities Sold Under Agreements to Repurchase, and Trust Preferred Securities

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE O - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note N, it is not practicable to estimate the fair value of future financing commitments. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2003 and 2002:

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$7,330	$7,330	$12,183	$12,183
Interest-earning deposits with banks	11,012	11,012	4,655	4,655
Securities available for sale	50,178	50,178	27,465	27,465
Securities held to maturity	1,892	1,896	—	—
Loans	202,004	202,928	162,991	167,987
Accrued interest receivable	1,131	1,131	954	954
Federal Home Loan Bank stock	792	792	450	450

Financial liabilities:
Deposits	208,163	193,172	174,315	162,762
Borrowings	13,444	12,954	9,000	8,563
Securities sold under agreement to repurchase	19,667	19,667	2,576	2,576
Trust preferred securities	13,500	14,040	3,500	3,500

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of 3.0% of each employee’s salary. Contributions are funded when accrued. Expenses totaled $54,494, $45,491 and $58,039 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Option Plans

The Company has four stock option plans; the 1999 Employee Stock Option Plan (the “Employee Plan”), the 1999 Director Stock Option Plan (the “Director Plan”), the 2001 Incentive Stock Option Plan (the “Incentive Plan”), and the 2002 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). The 1999 plans each make available options to purchase 164,126 shares of the Company’s common stock for an aggregate number of common shares reserved for options under these plans of 328,252. The options granted under the Director Plan vested immediately at the time of grant, while the options granted under the Employee Plan vest over a five-year period. The Incentive Plan makes available options to purchase 90,200 shares of the Company’s common stock at a price not less than the fair value of the Company’s common shares on the date of grant. The options granted under the Incentive Plan vest over a five-year period. During 2002 the Company adopted, with shareholder approval, the Nonstatutory Plan. The Nonstatutory plan makes available options to purchase 25,000 shares on the date of grant. The options granted to directors under the Nonstatutory Option Plan vest over a three-year period, beginning one year from the date of grant.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Unexercised options for all of the aforementioned plans expire ten years after the date of grant. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2003, 2002 and 2001, after retroactively adjusting for the stock dividend paid in 2002, is as follows:

		Outstanding Options
	Shares available for future grants	Number outstanding	Weighted average exercise price
At December 31, 2000	—	328,253	$8.33
Adoption of the 2001 Incentive Option Plan	90,200	—	—
Options granted	(41,208)	41,208	7.11
Options exercised	—	—	—
Options forfeited	1,452	(1,452)	8.33

At December 31, 2001	50,444	368,009	8.20
Adoption of the 2002 Nonstatutory Stock Option Plan	25,000	—	—
Options granted	(35,200)	35,200	9.02
Options exercised		(17,399)	8.33
Options forfeited	23,850	(23,850)	8.13

At December 31, 2002	64,094	361,960	8.27
Options granted	(19,000)	19,000	11.90
Options exercised		(1,333)	8.40
Options forfeited	5,940	(5,940)	7.62

At December 31, 2003	51,034	373,687	$8.47

Assumptions in estimating option values:
Risk-free interest rate	2.25%	2.50%	3.50%
Dividend yield	.97%	—	—
Volatility	14.70%	13.27%	23.19%
Expected life	7 years	7 years	7 years

At December 31, 2003, there were 285,321 exercisable options with a weighted average exercise price of $8.24. At December 31, 2002, there were 248,521 exercisable options with a weighted average exercise price of $8.32. Of the total options outstanding at December 31, 2003 and 2002, the remaining average contractual lives were six and seven years, respectively. The range of exercise prices associated with options outstanding at December 31, 2003 was $8.13 to $11.90 for 182,525 options. There were an additional 17,466 options outstanding at December 31, 2003 with an exercise price range of $7.05 to $7.75. The range of exercise prices associated with options outstanding at December 31, 2002 was $7.05 to $9.72.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE P - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

Employment Agreement

The Company has entered into employment agreements with certain officers to ensure a stable and competent management base. These agreements provide for terms ranging from three to five years, with automatic extension for an additional year at the end of the initial term and annually thereafter. The agreements provide for benefits as spelled out in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

NOTE Q - SALE OF COMMON STOCK

The Company completed the sale of 1,000,500 units, which consisted of one share of common stock and one warrant to buy one share of common stock, at $9.00 per share on April 29, 2002. Expenses associated with the sale amounted to $1,016,001 resulting in net proceeds from the offering of $7,988,499. The warrants entitle the holder to purchase one share of common stock at $10.50 per share and expire on April 30, 2005. In addition, the Company completed the sale of 150,178 shares of its common stock at $9.50 per share on March 21, 2001. Expenses associated with the sale amounted to $126,182 resulting in net proceeds from the offering of $1,300,508.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE R - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001:

Condensed Statements of Financial Condition

December 31, 2003 and 2002

	2003	2002
Assets:
Cash and due from banks	$86,058	$6,726
Interest earning deposits with banks	17,936,029	9,201,384
Investment in American Community Bank	18,563,584	17,183,852
Investment in American Community Capital Trust I	108,260	108,260
Investment in American Community Capital Trust II, Ltd.	310,000	—
Other assets	1,102,986	184,243

Total Assets	$38,106,917	$26,684,465

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust I	$3,608,260	$3,608,260
Due to American Community Capital Trust II, Ltd.	10,310,000	—

Total Liabilities	$13,918,260	$3,608,260

Stockholders’ Equity:
Common stock	2,825,709	2,824,376
Additional paid-in capital	19,201,084	19,191,220
Retained earnings	2,070,985	908,920
Accumulated other comprehensive income	90,879	151,689

Total stockholders’ equity	24,188,657	23,076,205

Total Liabilities and Stockholders’ Equity	$38,106,917	$26,684,465

Condensed Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income:
Interest-earning deposits with banks	$341,346	$98,239	$—

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	344,751	303,408	—

Non-interest income:
Equity in earnings of American Community Bank	1,440,542	1,555,552	745,854

Non-interest expense:
Professional fees	27,380	12,908	—
Other	21,742	37,264	—

Total non-interest expense	49,122	50,172	—

Net income	$1,388,015	$1,300,211	$745,845

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE R - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,388,015	$1,300,211	$745,854
Equity in earnings of subsidiaries	(1,440,542)	(1,555,552)	(745,854)
Increase in other assets	(918,743)	(261,470)	(1,516)

Net cash used by operating activities	(971,270)	(516,811)	(1,516)

Cash flows from investing activities:
Upstream dividends received from American Community Bank	—	292,500	—
Investment in American Community Bank	—	(1,500,000)	(2,000,000)
Investment in American Community Capital Trust I	—	(46,400)	(61,860)
Investment in American Community Capital Trust II	(310,000)	—	—

Net cash used by investing activities	(310,000)	(1,253,900)	(2,061,860)

Cash flows from financing activities:
Junior subordinated debentures issued to American Community Capital Trust I	—	1,546,400	2,061,860
Junior subordinated debentures issued to American Community Capital Trust II	10,310,000	—	—
Proceeds from issuance of common stock	11,197	8,133,429	1,300,508
Cash dividends paid on common stock	(225,950)	—	—

Net cash provided by financing activities	10,095,247	9,679,829	3,362,368

Increase in cash and cash equivalents	8,813,977	7,909,118	1,298,992
Cash and cash equivalents, beginning	9,208,110	1,298,992	—

Cash and cash equivalents, ending	$18,022,087	$9,208,110	$1,298,992

NOTE S - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

	2003	2002	2001
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,132,471	$5,278,604	$7,346,239
Income taxes	1,130,523	241,379	—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Transfer of loans to foreclosed assets	$116,610	$494,309	576,817
Change in unrealized gain on available-for-sale securities, net of tax	(60,810)	65,330	84,812

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE T- PENDING BUSINESS COMBINATION

On November 5, 2003, the Bank entered into an agreement and Plan of Reorganization and Merger with First National Bancshares, Inc. (“First National”), a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas. Shareholders of First National as of the close of the merger will be entitled to receive a combination of cash and American Community common stock which, at the time the merger was announced, had a value of $20.50 per share. As of December 31, 2003, First National had total deposits and loans of $64.1 million and $57.5 million, respectively. The merger is expected to be completed effective April 15, 2004.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8a – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2003. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company’s Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned “Proposal 1: Election of Directors,” “Executive Officers,” and “Required Reports of Beneficial Ownership” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics is available at http://www.americancommunitybank.com.

ITEM 10 – EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation” and “Executive Compensation” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections captioned “Ownership of Voting Securities” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1999 Incentive: 137,035 1999 Nonstatutory: 164,127 2001 Incentive: 49,858 2002 Nonstatutory: 22,667	$ $ $ $	8.65 8.33 8.07 9.75	9,692 -0- 40,342 1,000
Equity compensation plans not approved by security holders	None		None	None

Total	373,687		$8.47	51,034

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2004 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s Bylaws *

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of the Indenture Filed as Exhibit 10(ix) herewith)***

10(xi)	2001 Incentive Stock Option Plan****

10(xii)	2002 Nonstatutory Stock Option Plan*****

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from exhibit 10.5 to Registrant’s Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.

(b)	Current Reports on Form 8-K.

During the quarter ended December 31, 2003, the Company filed Current Reports on Form 8-K on October 22, 2003 (reporting under Item 9), November 5, 2003 (reporting under Items 5 and 7), December 18, 2003 (reporting under Item 5) and December 31, 2003 (reporting under Item 5).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “Report of the Audit Committee” and “Proposal 2: Ratification of Independent Public Accountants” in the 2004 Annual Meeting Proxy Statement are incorporated herewith by reference.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2004	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton Randy P. Helton, President, Chief Executive Officer and Director	March 19, 2004

/s/ Dan R. Ellis, Jr. Dan R. Ellis, Jr., Chief Financial Officer	March 19, 2004

/s/ Robert D. Dinsmore Robert D. Dinsmore, Director	March 19, 2004

/s/ Frank L. Gentry Frank L. Gentry, Director	March 19, 2004

/s/ Thomas J. Hall Thomas J. Hall, Director	March 19, 2004

/s/ Larry S. Helms Larry S. Helms, Director	March 19, 2004

/s/ Peter A. Pappas Peter A. Pappas, Director	March 19, 2004

/s/ L. Steven Phillips L. Steven Phillips, Director	March 19, 2004

/s/ Alison J. Smith Alison J. Smith, Director	March 19, 2004

/s/ L. Carlton Tyson L. Carlton Tyson, Director	March 19, 2004

/s/ David D. Whitley David D. Whitley, Director	March 19, 2004

/s/ Gregory N. Wylie Gregory N. Wylie, Director	March 19, 2004

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s Bylaws *

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of the Indenture Filed as Exhibit 10(ix) herewith)***

10(xi)	2001 Incentive Stock Option Plan****

10(xii)	2002 Nonstatutory Stock Option plan*****

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (filed herewith)

99	Registrant’s Definitive Proxy Statement ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from exhibit 10.5 to Registrant’s Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.

2