Form 10QSB
period 2004-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2004-04-28
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 31, 2004, 2,827,709 shares of the issuer’s common stock, no par value, were outstanding.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003*
	(In Thousands)
ASSETS

Cash and due from banks	$9,351	$7,330
Interest-earning deposits with banks	7,520	11,012
Investment securities available for sale at fair value	47,018	50,178
Investment securities held to maturity at cost	1,890	1,891
Loans	212,066	204,533
Allowance for loan losses	(2,645)	(2,529)

NET LOANS	209,421	202,004
Accrued interest receivable	1,184	1,131
Bank premises and equipment	5,267	5,339
Foreclosed real estate	21	117
Federal Home Loan Bank stock at cost	672	792
Other assets	1,774	1,459

TOTAL ASSETS	$284,118	$281,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$35,638	$29,782
Savings	6,959	6,197
Money market and NOW	38,267	40,865
Time	129,969	131,319

TOTAL DEPOSITS	210,833	208,163
Borrowings	13,278	13,444
Securities sold under agreement to repurchase	19,443	19,667
Capital lease obligation	1,707	1,708
Accrued expenses and other liabilities	851	582
Trust preferred securities	13,500	13,500

TOTAL LIABILITIES	259,612	257,064

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 2,827,709 and 2,825,709 issued and outstanding, respectively	2,828	2,826
Additional paid-in capital	19,216	19,201
Retained earnings	2,263	2,071
Accumulated other comprehensive income	199	91

TOTAL STOCKHOLDERS’ EQUITY	24,506	24,189

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,118	$281,253

*	Derived from audited financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$3,127	$2,751
Investments	401	260
Interest-earning deposits with banks	6	19

TOTAL INTEREST INCOME	3,534	3,030

INTEREST EXPENSE
Money market, NOW and savings deposits	49	52
Time deposits	889	957
Borrowings	408	257

TOTAL INTEREST EXPENSE	1,346	1,266

NET INTEREST INCOME	2,188	1,764
PROVISION FOR LOAN LOSSES	118	365

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,070	1,399

NON-INTEREST INCOME
Service charges on deposit accounts	465	467
Mortgage operations	66	140
Gain on sale of investment securities	58	—
Other	113	73

TOTAL NON-INTEREST INCOME	702	680

NON-INTEREST EXPENSE
Salaries and employee benefits	1,011	854
Occupancy and equipment	369	297
Other	634	514

TOTAL NON-INTEREST EXPENSE	2,014	1,665

INCOME BEFORE INCOME TAXES	758	414
INCOME TAXES	283	151

NET INCOME	$475	$263

NET INCOME PER COMMON SHARE
BASIC	$.17	$.09

DILUTED	$.15	$.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	2,826,039	2,824,376

DILUTED	3,145,162	2,829,897

DIVIDEND DECLARED PER COMMON SHARE	$0.10	$0.08

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$475	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	185
Provision for loan losses	118	365
Loss on sale of foreclosed real estate	7	28
Gain on sale of securities available for sale	(58)	—
Change in assets and liabilities
Increase in accrued interest receivable	(53)	(25)
Increase in other assets	(381)	(446)
Increase (decrease) in accrued expenses and other liabilities	268	(358)

NET CASH PROVIDED BY OPERATING ACTIVITIES	644	12

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(7,067)	(12,614)
Purchases of investment securities held to maturity	—	(1,482)
Proceeds from sale of securities available for sale	4,048	—
Proceeds from maturities, calls and principal repayments of investment securities	6,288	8,031
Net increase in loans from originations and repayments	(7,536)	(9,219)
Purchases of bank premises and equipment	(69)	(329)
Proceeds from sale of foreclosed real estate	89	324
(Purchase) redemption of Federal Home Loan Bank stock	119	(350)

NET CASH USED BY INVESTING ACTIVITIES	(4,128)	(15,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	4,020	5,234
Net increase (decrease) in time deposits	(1,350)	2,809
Net increase (decrease) in advances from Federal Home Loan Bank	(167)	6,945
Net increase (decrease) in securities sold under agreement to repurchase	(224)	1,293
Cash paid for dividends	(283)	(226)
Proceeds from common stock sold, net	17	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,013	16,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,471)	428

CASH AND CASH EQUIVALENTS, BEGINNING	18,342	16,838

CASH AND CASH EQUIVALENTS, ENDING	$16,871	$17,266

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (the “Bank”), American Community Capital Trust I (“Capital Trust I”), and American Community Capital Trust II, Ltd. (“Capital Trust II”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2004, loan commitments are as follows:

Undisbursed lines of credit	$37,259,979
Stand-by letters of credit	2,908,101

NOTE C – PER SHARE RESULTS

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

	Three months ended March 31,
	2004	2003
Weighted average number of common shares used in computing basic net income per share	2,826,039	2,824,376
Effective of dilutive stock options	319,123	5,521

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,145,162	2,829,897

For the quarter ended March 31, 2004, there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $583,000 and $178,000 for the three months ended March 31, 2004 and 2003.

NOTE E – STOCK COMPENSATION PLAN

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

	Three months ended March 31,
	2004	2003
Net income:
As reported	$475,000	$263,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,300)	(23,800)

Pro forma	$457,700	$239,200

Basic net income per share
As reported	$0.17	$0.09
Proforma	0.16	0.08

Diluted net income per share
As reported	0.15	0.09
Proforma	0.15	0.08

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F – SUBSEQUENT EVENT

On November 5, 2003, the Bank entered into an agreement and Plan of Reorganization and Merger with First National Bancshares, Inc. (“First National”), a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas. Shareholders of First National as of the close of the merger will be entitled to receive a combination of cash and American Community common stock which, at the time the merger was announced, had a value of $20.50 per share. The merger was consummated effective April 15, 2004.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND DECEMBER 31, 2003

Total assets at March 31, 2004 increased by $2.8 million or 1.0% to $284.1 million compared to $281.3 million at December 31, 2003. The Company had earning assets of $269.2 million at month-end March 31, 2004 consisting of $212.1 million in gross loans, $49.6 million in investment securities and Federal Home Loan Bank (FHLB) stock and $7.5 million in overnight investments. Total deposits as of March 31, 2004 increased by $2.6 million or 1.2% to $210.8 million compared to $208.2 million at December 31, 2003. Total borrowed money as of March 31, 2004 decreased $391,000 or .89% to $47.9 million compared to $48.3 million at December 31, 2003. Stockholders’ equity was $24.5 million at March 31, 2004 compared to $24.2 million at December 31, 2003 for an increase of $317,000 or 1.2%. The increase resulted from net income of $475,000, the exercise of stock options which provided net proceeds of $17,000, other comprehensive income of $108,000 offset by the payment of a cash dividend in the amount of $283,000.

The Company recorded a $118,000 provision for loan losses for the quarter ended March 31, 2004, representing a decrease of $247,000 or 68% from the $365,000 provision for the quarter ended March 31, 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $7.5 million during the quarter ended March 31, 2004. The allowance for loan losses at March 31, 2004 of $2.65 million equaled 1.25% of total loans outstanding and 945% of non-performing loans, which totaled $280,000. The allowance for loan losses at December 31, 2003 of $2.53 million equaled 1.24% of total loans outstanding and 766% of non-performing loans which totaled $330,000.

The Company had investment securities available for sale of $47.0 million at March 31, 2004. The portfolio decreased by $3.2 million or 6.4% from the $50.2 million balance at December 31, 2003 as the Company sold two available for sale securities for a gain of $58,000. In addition the Company had investment securities held to maturity of $1.9 million at March 31, 2004 and December 31, 2003.

Interest-earning deposits with banks at March 31, 2004 decreased by $3.5 million or 31.8% to $7.5 million compared to $11.0 million at December 31, 2003. This decrease was primarily a result of the increase in cash and due from banks. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at March 31, 2004 increased by $2.2 million or 14.3% to $17.6 million compared to $15.4 million at December 31, 2003. The increase is primarily attributable to an increase of $2.0 million to $9.3 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $53,000 to $1.2 million at March 31, 2004 as a result of the timing in the collection of interest income. Bank premises and equipment was $5.3 million at March 31, 2004, a decrease of $72,000 from December 31, 2003. The net decrease resulted from depreciation of $142,000 offset by purchases of $70,000. Other real estate owned decreased by $96,000 as a result of the sale of a 1-4 family property obtained through foreclosure. Other assets increased by $315,000 at March 31, 2004 to $1.8 million primarily as a result of the increase in other receivables and capitalized merger expenses.

Total deposits increased $2.6 million or 1.3% from $208.2 million at December 31, 2003 to $210.8 million at March 31, 2004. The composition of the deposit base, by category, at March 31, 2004 is as follows: 17% non-interest bearing demand deposits, 3% savings deposits, 18% money market and interest bearing demand deposits and 62% time deposits. The non-interest bearing deposits and savings categories both experienced increases over the three-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $5.9 million or 20%; and savings deposits, $762,000 or 12%. The money market and time deposits both experienced decreases over the three-month period. Dollar and percentage decreases were as follows: money market, $2.6 million or 6%, and time deposits, $1.4 million or 1%. Time deposits of $100,000 or more totaled $62.9 million, or 30% of total deposits at March 31, 2004. The composition of deposits at December 31, 2003 was 14% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 63% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2004 of $13.3 million with maturity dates ranging from June 2004 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2003 was $13.4 million with maturity dates ranging from June 2004 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase decreased $224,000 or 1.1% from $19.7 million at December 31, 2003 to $19.4 million at March 31, 2004. These borrowings are secured by certain of the Company’s investment securities. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2004 was $1.7 million. In addition, Capital Trust I maintained Trust Preferred Securities in the amount of $3.5 million at a fixed rate of 9%. The Trust Preferred securities have a maturity date of March 1, 2032, are redeemable on or after March 1, 2007 at par value and are eligible for inclusion as Tier I capital. Capital Trust II maintained Trust Preferred Securities in the amount of $10.0 million at a rate based off 90 day LIBOR.

Other liabilities increased by $269,000 to $851,000 or 46.2% at March 31, 2004 from $582,000 at December 31, 2003. The increase was primarily due to the increase in accrued expenses.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net Income The Company generated net income for the three months ended March 31, 2004 of $475,000 compared to a profit for the three months ended March 31, 2003 of $263,000. On a fully diluted per share basis earnings were $.15 for 2004 compared to $.09 for 2003. Return on average assets was 0.69% and 0.48% and return on average equity was 7.84% and 4.61% for the three months ended March 31, 2004 and 2003, respectively. Earnings for the three months ended March 31, 2004 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $424,000 from $1.8 million for the three months ended March 31, 2003 to $2.2 million for the three months ended March 31, 2004. Total interest income benefited from growth in average earning assets.

Total average earning assets increased $56.5 million or 27.4% from an average of $206.5 million during the first quarter of 2003 to an average of $263.0 during the first quarter of 2004. The Company experienced strong loan growth with average loan balances increasing by $41.8 million. The increase in average balances for investment securities and interest-earning deposits was $20.3 million. Average interest-bearing liabilities increased by $47.6 million during the first quarter of 2004 of which $20.2 million was attributable to deposits while borrowings increased $27.4 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2004 was 3.38% compared to 3.47% for the same quarter in 2003. The decrease in net interest margin resulted primarily from the decrease in yields on the Bank’s loan portfolio. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 13 basis points from 2.97% in the quarter ended March 31, 2003 to 2.84% for the same quarter in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended March 31, 2004 was $118,000, representing a $247,000 or 68% decrease from the $365,000 recorded for the quarter ended March 31, 2003. While the Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio, the provision in the 2003 quarter was greater due to the charge-off of a loan in the amount of $138,000 for which no previous loan allowance had been recorded. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income increased by $22,000 or 3.2% to $702,000 for the three months ended March 31, 2004 compared with $680,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 24% for the three months ended March 31, 2004 from 28% for the same period in the prior year. The largest components of non-interest income were service charges on deposit accounts of $465,000 for the quarter ended March 31, 2004 as compared to $467,000 for the same period in 2003 or a 0.4% decrease and fees from mortgage banking operations of $66,000 in 2004 as compared to $140,000 in 2003 or a 52.9% decrease. Fees from mortgage banking operations decreased due to a slowdown in the refinancing market in the first quarter of 2004. These decreases were offset by a gain on the sale of investment securities in the amount of $58,000 and rental income received in the amount of $20,000 from the lease of excess space in one of our branch locations which began April 2003.

Non-interest Expense. Total non-interest expense increased from $1.7 million for the three months ended March 31, 2003 to $2.0 million for the same period in 2004. This 21% increase was primarily due to increased expenses resulting from the full operation of all eight branches in 2004. In the first quarter of 2003, only six of our eight branches had been fully operational for the entire quarter.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.3% and 36.5% for the three months ended March 31, 2004 and 2003, respectively.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2003.

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

On February 2, 2004, the Registrant issued a press release dated January 27, 2004 with respect to the Registrant’s financial results for the year ended December 31, 2003.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 4/27/04	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 4/27/04	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer