Form 10QSB
period 2004-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2004-08-05
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period ended

Commission File Number 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2179531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Cameron Valley Parkway, Suite 150, Charlotte, NC 28211

(Address of principal office)

(704) 225-8444

(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 4, 2004, 3,446,753 shares of the issuer’s $1.00 par value common stock were outstanding.

This report contains 17 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003*
	(Unaudited)
	(In thousands)
ASSETS

Cash and due from banks	$5,960	$7,330
Interest-earning deposits with banks	5,774	11,012
Investment securities available for sale at fair value	49,299	50,178
Investment securities held to maturity at cost	2,189	1,891
Loans	283,995	204,533
Allowance for loan losses	(3,413)	(2,529)

NET LOANS	280,582	202,004

Accrued interest receivable	1,407	1,131
Bank premises and equipment	8,284	5,339
Foreclosed real estate	122	117
Non-marketable equity securities, at cost	1,088	792
Goodwill	10,125	—
Other assets	3,285	1,459

TOTAL ASSETS	$368,115	$281,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$41,718	$29,782
Savings	11,571	6,197
Money market and NOW	61,989	40,865
Time	164,717	131,319

TOTAL DEPOSITS	279,995	208,163

Borrowings	13,111	13,444
Federal funds purchased and securities sold under agreement to repurchase	23,257	19,667
Capital lease obligation	1,710	1,708
Accrued expenses and other liabilities	1,865	582
Trust preferred securities	13,500	13,500

TOTAL LIABILITIES	333,438	257,064

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 3,446,753 and 2,825,709 shares issued and outstanding, respectively	3,447	2,826
Additional paid-in capital	28,787	19,201
Retained earnings	2,919	2,071
Accumulated other comprehensive income (loss)	(476)	91

TOTAL STOCKHOLDERS’ EQUITY	34,677	24,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,115	$281,253

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$3,949	$2,963	$7,075	$5,714
Investments	459	273	861	533
Interest-earning deposits with banks	13	27	19	46

TOTAL INTEREST INCOME	4,421	3,263	7,955	6,293

INTEREST EXPENSE
Money market, NOW and savings deposits	83	121	132	173
Time deposits	977	940	1,866	1,896
Borrowings	432	281	840	539

TOTAL INTEREST EXPENSE	1,492	1,342	2,838	2,608

NET INTEREST INCOME	2,929	1,921	5,117	3,685

PROVISION FOR LOAN LOSSES	140	127	259	492

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,789	1,794	4,858	3,193

NON-INTEREST INCOME
Service charges on deposit accounts	585	481	1,050	948
Mortgage operations	108	163	174	303
Other	189	101	360	174

TOTAL NON-INTEREST INCOME	882	745	1,584	1,425

NON-INTEREST EXPENSE
Salaries and employee benefits	1,316	1,003	2,327	1,857
Occupancy and equipment	440	302	809	599
Professional fees	294	114	435	176
Other	580	480	1,072	932

TOTAL NON-INTEREST EXPENSE	2,630	1,899	4,643	3,564

INCOME BEFORE INCOME TAXES	1,041	640	1,799	1,054

INCOME TAXES	386	234	669	385

NET INCOME	$655	$406	$1,130	$669

NET INCOME PER COMMON SHARE
BASIC	$.20	$.14	$.37	$.24

DILUTED	$.18	$.14	$.33	$.24

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$.10	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,344,713	2,824,376	3,085,376	2,824,376

DILUTED	3,703,920	2,857,066	3,459,139	2,843,760

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,130	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568	414
Provision for loan losses	259	492
Loss on sale of foreclosed real estate	7	28
Gain on sale of securities available for sale	(58)	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(30)	(105)
Increase in other assets	(628)	(144)
Increase in capital lease obligation	2	3
Increase (decrease) in accrued expenses and other liabilities	361	(217)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,611	1,140

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(7,471)	(29,803)
Purchases of investment securities held to maturity	(300)	(1,482)
Proceeds from sale of securities available for sale	4,048	—
Proceeds from maturities, calls and principal re-payments of investment securities available for sale	10,641	17,689
Net increase in loans from originations and repayments	(22,785)	(24,068)
Purchases of bank premises and equipment	(189)	(773)
Proceeds from sale of foreclosed real estate	89	324
Redemption (purchase) of Federal Home Loan Bank stock	119	(342)
Net cash disbursed in business combination	(2,707)	—

NET CASH USED BY INVESTING ACTIVITIES	(18,555)	(38,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	2,029	20,491
Net increase in time deposits	8,535	2,937
Net increase (decrease) in advances from Federal Home Loan Bank	(2,333)	4,778
Net increase in federal funds purchased and securities sold under agreement to repurchase	2,371	1,459
Cash paid for dividends	(283)	(226)
Proceeds from common stock sold, net	17	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,336	29,439

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,608)	(7,876)

CASH AND CASH EQUIVALENTS, BEGINNING	18,342	16,838

CASH AND CASH EQUIVALENTS, ENDING	$11,734	$8,962

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$(56,154)	$—
Investment securities available for sale	(7,421)	—
Non-marketable equity securities	(416)	—
Bank premises and equipment	(3,077)	—
Deferred tax asset	(325)	—
Other assets acquired	(855)	—
Goodwill	(10,125)	—
Deposits	61,268	—
Securities sold under agreement to repurchase	1,219	—
Borrowings	2,000	—
Other liabilities assumed	989	—
Fair value of options exchanged	1,616	—
Issuance of stock	8,574	—

Net cash distributed in business combination	$(2,707)	$—

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (“ACB”), First National Bank of the Carolinas (“FNB”), American Community Capital Trust I (“Capital Trust I”), and American Community Capital Trust II, Ltd. (“Capital Trust II”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At June 30, 2004, loan commitments are as follows

Undisbursed lines of credit	$39,348,000
Stand-by letters of credit	2,862,000

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

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	3,344,713	2,824,376	3,085,376	2,824,376
Effective of dilutive stock options	359,207	32,690	373,763	19,384

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,703,920	2,857,066	3,459,139	2,843,760

For the three and six months ended June 30, 2004, there were 48,034 options that were anti-dilutive. For the three and six months ended June 30, 2003 there were no options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $(20,000) and $468,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive income was $563,000 and $646,000, respectively.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E - BUSINESS COMBINATION

On November 5, 2003, the Company entered into an Agreement and Plan of Merger with FNB Bancshares, Inc. (“First National”), a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas (“FNB”). The acquisition was approved at a special shareholders’ meeting on March 4, 2004 and the transaction took place effective at the close of business on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 619,044 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of First National subsequent to April 15, 2004 included in the Company’s financial statements.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$8,574
Cash paid for shares	7,080
Fair value of stock options exchanged	1,616
Transaction costs	392

Total purchase price	$17,662

A summary of the estimated fair value of the First National assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$4,373
Investment securities available for sale	7,421
Non-marketable securities	416
Loans receivable	56,839
Allowance for loan losses	(685)
Premises and equipment	3,077
Deferred tax asset	325
Goodwill	10,125
Other assets	855
Deposits	(61,268)
Borrowings	(2,000)
Securities sold under agreement to repurchase	(1,219)
Other liabilities	(989)

Net assets acquired	17,270
Transaction costs	392

Total purchase price	$17,662

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION (Continued)

The following table reflects the unaudited pro forma combined results of operations for the three and six months ended June 30, 2004 and 2003, assuming the acquisition had occurred at the beginning of the fiscal year 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, except per share data)
Net interest income	$3,090	$2,684	$6,018	$5,196
Net income	700	545	1,285	929
Net income per common share- Basic	.20	.16	.37	.27
Net income per common share- Diluted	.18	.15	.33	.26

The pro forma net income for the three and six months ended June 30, 2004 does not reflect approximately $398,000 in acquisition related costs incurred by First National. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2003.

Aggregate amortization expense on intangible assets acquired from First National for the quarter ended June 30, 2004 totaled $22,250. The estimated amortization expense on intangible assets acquired from First National for the years ending December 31, 2004 through 2008 is $106,800 annually. The weighted average amortization period is 8.0 years for the intangible assets acquired from First National.

NOTE F - STOCK COMPENSATION PLAN

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F - STOCK COMPENSATION PLAN (Continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$655,000	$406,000	$1,130,000	$669,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(24,900)	(23,800)	(42,200)	(47,600)

Pro forma	$630,100	$382,200	$1,087,800	$621,400

Basic net income per share
As reported	$0.20	$0.14	$0.37	$0.24
Pro forma	0.19	0.14	0.35	0.22

Diluted net income per share
As reported	$0.18	$0.14	$0.33	$0.24
Pro forma	0.17	0.13	0.31	0.22

NOTE G – CONTINGENT LIABILITY

On May 11, 2004, a Mecklenburg County, North Carolina jury returned a $631,600 verdict against ACB. The verdict was the result of a suit brought by MC Contractors, Inc., f/k/a Mann Contractors (“Mann”). The case involved an account opened at ACB in 2001 on behalf of Mann by a person, who was, at the time, Vice President, Secretary, Director and a 50% owner of Mann. ACB plans to appeal the decision. At this time, management cannot determine the ultimate outcome of the appeal. An appellate decision could take from 12 to 24 months or more before a final determination. No provision for loss has been made in the consolidated financial statements due to the uncertainty of the final decision of this claim.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets at June 30, 2004 increased by $86.9 million or 30.9% to $368.2 million compared to $281.3 million at December 31, 2003. The Company had earning assets of $342.4 million at June 30, 2004 consisting of $284.0 million in gross loans, $52.6 million in investment securities and Federal Home Loan Bank (FHLB) stock and Federal Reserve stock and $5.8 million in overnight investments. Total deposits as of June 30, 2004 increased by $71.8 million or 34.5% to $280.0 million compared to $208.2 million at December 31, 2003. Total borrowed money as of June 30, 2004 consisting of FHLB advances, securities sold under agreements to repurchase, federal funds purchased, trust preferred securities and a capital lease obligation, increased by $3.3 million or 6.8% to $51.6 million compared to $48.3 million at December 31, 2003. Stockholders’ equity was $34.7 million at June 30, 2004 compared to $24.2 million at December 31, 2003 for an increase of $10.5 million or 43.4%.

Interest-earning deposits with banks at June 30, 2004 decreased by $5.2 million or 47.3% to $5.8 million compared to $11.0 million at December 31, 2003. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

The Company had investment securities available for sale of $49.3 million at June 30, 2004. The portfolio decreased by $900,000 or 1.8% from the $50.2 million balance at December 31, 2003. In addition the Company had investment securities held to maturity of $2.2 million at June 30, 2004 and $1.9 million at December 31, 2003.

Total loans receivable increased by $79.5 million or 38.9% from $204.5 at December 31, 2003 to $284.0 million at June 30, 2004. The acquisition of FNB added $56.2 million of the total $79.5 million increase. The allowance for loan losses at June 30, 2004 of $3.4 million equaled 1.20% of total loans outstanding and 903% of non-performing loans. The allowance for loan losses at December 31, 2003 of $2.53 million equaled 1.24% of total loans outstanding and 766% of non-performing loans.

Non interest-earning assets at June 30, 2004 increased by $13.9 million or 90.2% to $29.2 million compared to $15.4 million at December 31, 2003. Goodwill resulting from the FNB acquisition accounted for $10.1 million of the increase. Accrued interest receivable increased $300,000 to $1.4 million at June 30, 2004 as a result of the increase in our investment and loan portfolios. Bank premises and equipment was $8.3 million at June 30, 2004, an increase of $3.0 million from December 31, 2003. This increase resulted primarily from the additional premises and equipment obtained in the acquisition, net of depreciation expense of $321,000. Other real estate owned increased by $5,000 as a result of a foreclosure in the amount of $101,000 offset by the sale of a 1-4 family property of $96,000. Other assets increased by $1.9 million at June 30, 2004 to $3.4 million. This increase primarily resulted from the core deposit intangible premium of $850,000 recorded as part of the First National acquisition combined with an increase in deferred tax assets of $420,000.

Total deposits increased $71.8 million or 34.5% from $208.2 million at December 31, 2003 to $280.0 million at June 30, 2004. The composition of the deposit base, by category, at June 30, 2004 is as follows: 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits. All deposit categories experienced increases over the six-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $11.9 million or 40%; savings deposits, $5.4 million or 87%, money market and interest bearing demand deposits, $21.1 million or 52%, and time deposits, $33.4 million or 25%. Time deposits of $100,000 or more totaled $84.5 million, or 30% of total deposits at June 30, 2004. The composition of deposits at December 31, 2003 was 14% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 63% time deposits.

The acquisition of FNB added approximately $61.3 million in deposits to the Company’s balance sheet. The total increase included $11.3 million in non-interest bearing demand deposits, $3.8 million in savings deposits, $21.3 million in money market and interest bearing demand deposits, and $24.9 million in time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2004 of $13.1 million with maturity dates ranging from October 2005 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2003 was $13.4 million with maturity dates ranging from June 2004 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans, and certain securities available for sale. Total securities sold under agreement to repurchase increased $2.8 million or 14.2% from $19.7 million at December 31, 2003 to $22.5 million at June 30, 2004. These advances are secured by certain of the Company’s investment securities. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2004 was $1.7 million. In addition, Capital Trust I maintained the Trust Preferred Securities in the amount of $3.5 million at a fixed rate of 9%. The Trust Preferred securities have a maturity date of March 1, 2032, are redeemable on or after March 1, 2007 at par value and are eligible for inclusion as Tier I capital. Capital Trust II maintained Trust Preferred Securities in the amount of $10.0 million at a rate based off 90 day LIBOR. The Trust Preferred securities have a maturity date of December 15, 2033, are redeemable on or after December 15, 2008 at par value and are partially eligible for inclusion as Tier I capital.

Other liabilities increased by $1.3 million or 220% to $1.9 at June 30, 2004 from $582,000 at December 31, 2003. The increase was primarily due to the increase in accrued acquisition related expenses.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

Net Income. The Company generated net income for the three months ended June 30, 2004 of $655,000 compared to net income for the three months ended June 30, 2003 of $406,000. On a per share basis, basic earnings were $.20 for the 2004 period compared to $.14 for the 2003 period, and diluted earnings were $.18 for the 2004 period compared to $.14 for the 2003 period. Return on average assets was .73% and .68% and return on average equity was 8.16% and 6.98% for the three months ended June 30, 2004 and 2003, respectively.

Net Interest Income. Net interest income increased $1.0 million from $1.9 million for the three months ended June 30, 2003 to $2.9 million for the three months ended June 30, 2004. Total interest income benefited from strong growth in average earning assets and lower rates paid on deposits and borrowings, combined with the FNB acquisition which contributed $662,000 to the increase.

Total average earning assets increased $114.0 million or 51% from an average of $224.5 million during the second quarter of 2003 to an average of $338.5 during the second quarter of 2004. The Company experienced strong loan growth with average loan balances increasing by $98.1 million. The increase in average balances for investment securities and interest-earning deposits was $15.9 million. Average interest-bearing liabilities increased by $92.3 million during the quarter of which $70.7 million was attributable to deposits while borrowings increased $21.6 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2004 was 3.46% compared to 3.42% for the same quarter in 2003. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 12 basis points from 2.99% in the quarter ended June 30, 2003 to 3.11% for the same quarter in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended June 30, 2004 was $140,000, representing a $13,000 or 10% increase from the $127,000 recorded for the quarter ended June 30, 2003. The increase in the provision for loan losses is a result of the continued growth in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income increased by $137,000 or 18% to $882,000 for the three months ended June 30, 2004 compared with $745,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 23% at June 30, 2004 from 28% at June 30, 2003 primarily as a result of the increase in the Company’s net interest margin from 3.42% to 3.46%. The largest components of non-interest income were service charges on deposit accounts of $585,000 for the quarter ended June 30, 2004 as compared to $481,000 for the same period in 2003 or a 22% increase and fees from mortgage banking operations of $108,000 in 2004 as compared to $163,000 in 2003 or a 34% decrease. Fees from mortgage operations decreased due to a slowdown in the refinancing market in 2004. The acquisition of FNB accounted for $189,000 of the increase.

Non-Interest Expenses. Total non-interest expense increased from $1.9 million for the three months ended June 30, 2003 to $2.6 million for the same period in 2004. This 38.5% increase was primarily due to increased expenses associated with the acquisition of FNB, which accounted for $510,000 of the $731,000 increase. Professional fees increased from $114,000 for the three months ended June 30, 2003 to $294,000 for the same period in 2004. This 158% increase was primarily due to legal fees incurred defending the Mann lawsuit.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.1% and 36.6% for the three months ended June 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Net Income. The Company generated net income for the six months ended June 30, 2004 of $1.1 million compared to net income for the six months ended June 30, 2003 of $669,000. On a per share basis, basic earnings were $.37 for 2004 compared to $.24 for 2003, and diluted earnings were $.33 for 2004 compared to $.24 for 2003. Return on average assets was .71% and .58% and return on average equity was 7.85% and 5.76% for the six months ended June 30, 2004 and 2003, respectively. Earnings for the six months ended June 30, 2004 were positively impacted by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $1.4 million from $3.7 million for the six months ended June 30, 2003 to $5.1 million for the six months ended June 30, 2004. Total interest income benefited from strong growth in average earning assets combined with the FNB acquisition which contributed $162,000 of the increase.

Total average earning assets increased $86.4 million or 40% from an average of $215.4 million during the first half of 2003 to an average of $301.8 during the first half of 2004. The Company experienced strong loan growth with average loan balances increasing by $68.8 million. The increase in average balances for investment securities and interest-earning deposits was $17.6 million. Average interest-bearing liabilities increased by $65.0 million during the first half of 2004 of which $42.7 million was attributable to deposits while borrowings increased $22.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2004 was 3.39% compared to 3.42% for the same period in 2003. The decrease in net interest margin resulted primarily from continued pressure on yields in a historically low rate environment. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, remained relatively stable with a spread of 2.99% for the six months ended June 30, 2003 compared to 2.98% for the same period in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended June 30, 2004 was $259,000, representing a $233,000 or 47% decrease over the $492,000 recorded for the six months ended June 30, 2003. While the Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio, the provision in the 2003 quarter was greater due to the charge-off of a loan in the amount of $138,000 for which no previous loan allowance had been recorded.

Non-Interest Income. Non-interest income increased by $159,000 or 11% to $1.6 million for the six months ended June 30, 2004 compared with $1.4 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 24% at June 30, 2004 from 28% at June 30, 2003 primarily as a result of the decrease in income from mortgage banking operations. The largest components of non-interest income were service charges on deposit accounts of $1.1 million for the quarter ended June 30, 2004 as compared to $948,000 for the same period in 2003 or an 11% increase and fees from mortgage banking operations of $174,000 in 2004 as compared to $303,000 in 2003 or a 43% decrease. Service charge income increased primarily as a result of the introduction of an overdraft privilege program in the fourth quarter of 2002. Fees from mortgage operations decreased due to a slowdown in the refinancing market in 2004. The acquisition of FNB accounted for $189,000 of the increase.

Non-Interest Expenses. Total non-interest expense increased from $3.6 million for the six months ended June 30, 2003 to $4.6 million for the same period in 2004. This 28% increase was primarily due to operating expenses associated with the FNB acquisition which accounted for $510,000 of the increased costs. Professional fees increased from $176,000 for the three months ended June 30, 2003 to $435,000 for the same period in 2004. This 147% increase was primarily due to legal fees incurred defending the Mann lawsuit.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.2% and 36.5% for the six months ended June 30, 2004 and 2003, respectively.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2003.

Item 3. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this quarterly report that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Other than the acquisition of First National, there were no significant changes in the Company’s internal controls during the Company’s last fiscal quarter that could significantly affect the Company’s internal control over financial reporting. The Company’s management believes the disclosure controls and procedures at First National are effective, based on the results of past examinations, reviews, and audits as no significant changes have been made in those controls and procedures.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 27, 2004. Of 2,825,704 shares entitled to vote at the meeting, 2,109,479 voted. The following matters were voted on at the meeting:

Proposal	1: To elect four board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Frank L. Gentry	2,098,441	11,038
Allison J. Smith	2,098,155	11,324
David D. Whitley	2,098,177	11,302
Gregory N. Wiley	2,095,735	13,744

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2004. Votes were as follows:

Votes For	Votes Against	Votes Withheld
2,097,619	4,400	11,816

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter ended June 30, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated April 16, 2004, included information regarding the completion of the acquisition of FNB Bancshares, Inc., Gaffney, South Carolina. The transaction was valued at approximately $15.6 million with approximately 50% of FNB common stock shares being exchanged for the Registrant’s stock and 50% exchanged for $7,075,616 in cash.

Form 8-K, dated April 23, 2004, included information regarding the April 23, 2004 press release announcing the Registrant’s first quarter earnings. The Registrant reported net income of $475,000 for the three-month period ended March 31, 2004.

Form 8-K, dated May 21, 2004, included information regarding the May 21, 2004 press release announcing an adverse jury verdict a suit brought by MC Contractors, Inc., f/k/a Mann Contractors. The jury awarded damages in the amount of $631,600 with interest at 8% from January 8, 2003.

Form 8-K A, dated June 9, 2004, included pro-forma financial information relative to the acquisition of FNB Bancshares, Inc., Gaffney, South Carolina.

Form 8-K A, dated June 15, 2004, included corrected pro-forma financial information relative to the acquisition of FNB Bancshares, Inc., Gaffney, South Carolina.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: August 5, 2004	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: August 5, 2004	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer