Form 10QSB
period 2004-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2004-11-10
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of September 30, 2004, 3,471,228 shares of the issuer’s $1.00 par value common stock were outstanding.

This report contains 17 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003*
	(In thousands)
ASSETS

Cash and due from banks	$7,448	$7,330
Interest-earning deposits with banks	10,608	11,012
Investment securities available for sale at fair value	44,582	50,178
Investment securities held to maturity at cost	2,187	1,891
Loans	290,398	204,533
Allowance for loan losses	(3,478)	(2,529)

NET LOANS	286,920	202,004

Accrued interest receivable	1,537	1,131
Bank premises and equipment	8,263	5,339
Foreclosed real estate	214	117
Non-marketable equity securities, at cost	1,392	792
Goodwill	10,149	—
Other assets	2,272	1,459

TOTAL ASSETS	$375,572	$281,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand	$40,977	$29,782
Savings	11,497	6,197
Money market and NOW	63,714	40,865
Time	168,997	131,319

TOTAL DEPOSITS	285,185	208,163

Short-term borrowings	24,258	20,334
Long-term borrowings	27,906	27,985
Accrued expenses and other liabilities	1,946	582

TOTAL LIABILITIES	339,295	257,064

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 3,471,228 and 2,825,709 shares issued and outstanding, respectively	3,471	2,826
Additional paid-in capital	28,917	19,201
Retained earnings	3,856	2,071
Accumulated other comprehensive income	33	91

TOTAL STOCKHOLDERS’ EQUITY	36,277	24,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,572	$281,253

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$4,501	$3,036	$11,576	$8,749
Investments	465	260	1,342	793
Interest-earning deposits with banks	11	8	26	55

TOTAL INTEREST INCOME	4,977	3,304	12,944	9,597

INTEREST EXPENSE
Money market, NOW and savings deposits	112	80	245	253
Time deposits	1,062	925	2,928	2,821
Short-term borrowings	72	16	189	43
Long-term borrowings	362	266	1,096	778

TOTAL INTEREST EXPENSE	1,608	1,287	4,458	3,895

NET INTEREST INCOME	3,369	2,017	8,486	5,702

PROVISION FOR LOAN LOSSES	157	144	415	636

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,212	1,873	8,071	5,066

NON-INTEREST INCOME
Service charges on deposit accounts	628	420	1,678	1,368
Mortgage operations	71	142	245	445
Gain on sale of investments available for sale	41	—	99	—
Other	129	116	431	290

TOTAL NON-INTEREST INCOME	869	678	2,453	2,103

NON-INTEREST EXPENSE
Salaries and employee benefits	1,278	975	3,605	2,832
Occupancy and equipment	474	355	1,283	954
Professional fees	182	114	617	290
Other	654	448	1,727	1,380

TOTAL NON-INTEREST EXPENSE	2,588	1,892	7,232	5,456

INCOME BEFORE INCOME TAXES	1,493	659	3,292	1,713

INCOME TAXES	556	247	1,225	632

NET INCOME	$937	$412	$2,067	$1,081

NET INCOME PER COMMON SHARE
BASIC	$.27	$.15	$.66	$.38

DILUTED	$.25	$.14	$.59	$.38

DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$.10	$.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,453,019	2,824,376	3,136,207	2,824,376

DILUTED	3,784,314	2,900,162	3,501,932	2,861,116

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,067	$1,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	896	720
Provision for loan losses	416	636
Loss on sale of foreclosed real estate	7	23
Gain on sale of securities available for sale	(99)	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(160)	(129)
Decrease (increase) in other assets	111	(389)
Increase in capital lease obligation	2	3
Increase (decrease) in accrued expenses and other liabilities	352	(165)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,592	1,780

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(7,771)	(51,085)
Purchases of investment securities held to maturity	(300)	(1,894)
Proceeds from sale of securities available for sale	6,827	—
Proceeds from maturities, calls and principal re-payments of investment securities available for sale	13,626	25,446
Net increase in loans from originations and repayments	(29,371)	(35,321)
Purchases of bank premises and equipment	(354)	(987)
Proceeds from sale of foreclosed real estate	89	423
Redemption (purchase) of non-marketable equity securities	235	(342)
Net cash disbursed in business combination	(2,707)	—

NET CASH USED BY INVESTING ACTIVITIES	(19,726)	(63,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	2,939	24,353
Net increase in time deposits	12,815	9,122
Net increase in short-term borrowings	2,705	16,761
Net increase (decrease) in long-term borrowings	(2,500)	4,611
Cash paid for dividends	(283)	(226)
Proceeds from common stock sold, net	172	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,848	54,621

NET DECREASE IN CASH AND CASH EQUIVALENTS	(286)	(7,359)

CASH AND CASH EQUIVALENTS, BEGINNING	18,342	16,838

CASH AND CASH EQUIVALENTS, ENDING	$18,056	$9,479

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$(56,154)	$—
Investment securities available for sale	(7,421)	—
Non-marketable equity securities	(416)	—
Bank premises and equipment	(3,077)	—
Deferred tax asset	(325)	—
Other assets acquired	(855)	—
Goodwill	(10,149)	—
Deposits	61,268	—
Securities sold under agreement to repurchase	1,219	—
Borrowings	2,000	—
Other liabilities assumed	1,013	—
Fair value of options exchanged	1,616	—
Issuance of stock	8,574	—

Net cash distributed in business combination	$(2,707)	$—

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (“ACB”) and First National Bank of the Carolinas (“FNB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B - COMMITMENTS

At September 30, 2004, loan commitments are as follows

Undisbursed lines of credit	$49,982,650
Stand-by letters of credit	3,169,214

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Weighted average number of common shares used in computing basic net income per share	3,453,019	2,824,376	3,136,207	2,824,376
Effective of dilutive stock options	331,295	75,786	365,725	36,740

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,784,314	2,900,162	3,501,932	2,861,116

For the three and nine months ended September 30, 2004, there were 48,034 options that were anti-dilutive. For the three and nine months ended September 30, 2003 there were no options that were anti-dilutive.

NOTE D - COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,446,000 and $297,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive income was $2,009,000 and $943,000, respectively.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION

On November 5, 2003, the Company entered into an Agreement and Plan of Merger with FNB Bancshares, Inc. (“First National”), a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas (“FNB”). The acquisition was approved at a special shareholders’ meeting on March 4, 2004 and the transaction took place effective at the close of business on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 617,343 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of First National subsequent to April 15, 2004 included in the Company’s financial statements. The Company’s Board of Directors believes that the merger is in the best interest of the Company and its shareholders because it presents an important opportunity to increase shareholder value through growth by acquiring a financial institution in a market that is both a logical expansion for the Company and a means to expand into South Carolina.

A summary of the total purchase price of the transaction is as follows:

(In thousands)
Fair value of common stock issued	$8,574
Cash paid for shares	7,080
Fair value of stock options exchanged	1,616
Transaction costs	392

Total purchase price	$17,662

A summary of the estimated fair value of the First National assets acquired and liabilities assumed is as follows:

(In thousands)
Cash and cash equivalents	$4,373
Investment securities available for sale	7,421
Non-marketable securities	416
Loans receivable	56,839
Allowance for loan losses	(685)
Premises and equipment	3,077
Deferred tax asset	325
Goodwill	10,149
Other assets	855
Deposits	(61,268)
Borrowings	(2,000)
Securities sold under agreement to repurchase	(1,219)
Other liabilities	(1,013)

Net assets acquired	17,270
Transaction costs	392

Total purchase price	$17,662

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION (Continued)

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2004 and 2003, assuming the acquisition had occurred at the beginning of the fiscal year 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net interest income	$3,530	$2,762	$9,387	$7,958
Net income	1,005	547	2,244	1,503
Net income per common share- Basic	.29	.16	.65	.44
Net income per common share- Diluted	.27	.16	.59	.43

The pro forma net income for the three and nine months ended September 30, 2004 does not reflect approximately $398,000 in acquisition related costs incurred by First National. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2003.

Aggregate amortization expense on intangible assets acquired from First National for the quarter ended September 30, 2004 totaled $26,700. The estimated amortization expense on intangible assets acquired from First National for the years ending December 31, 2004 through 2008 is $106,800 annually. The weighted average amortization period is 8.0 years for the intangible assets acquired from First National.

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F - STOCK COMPENSATION PLAN (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$937,000	$412,000	$2,067,000	$1,081,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(17,300)	(23,000)	(59,500)	(70,600)

Pro forma	$919,700	$389,000	$2,007,500	$1,010,400

Basic net income per share
As reported	$0.27	$0.15	$0.66	$0.38
Pro forma	0.27	0.14	0.64	0.36

Diluted net income per share
As reported	$0.25	$0.14	$0.59	$0.38
Pro forma	0.24	0.13	0.57	0.35

NOTE G – CONTINGENT LIABILITY

On May 11, 2004, a Mecklenburg County, North Carolina jury returned a $631,600 verdict against ACB. The verdict was the result of a suit brought by MC Contractors, Inc., f/k/a Mann Contractors (“Mann”). The case involved an account opened at ACB in 2001 on behalf of Mann by a person, who was, at the time, Vice President, Secretary, Director and a 50% owner of Mann. ACB has appealed the decision. At this time, management cannot determine the ultimate outcome of the appeal. An appellate decision could take from 12 to 24 months or more before a final determination. No provision for loss has been made in the consolidated financial statements due to the uncertainty of the final decision of this claim.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2004, the Company adopted FIN 46R which resulted in the deconsolidation of the Company’s trust preferred subsidiaries, American Community Capital Trust I (“Capital Trust I”) and American Community Capital Trust II, Ltd (“Capital Trust II”). Upon deconsolidation, the junior subordinated debentures issued by the Company to the trusts were included in borrowings (instead of trust preferred securities) and the Company’s equity interests in the trusts were included in non-marketable equity securities. As a result, non-marketable equity securities and borrowings increased by $418,260. Except for accounting treatment, the relationship between the Company and Capital Trust I and Capital Trust II has not changed. Capital Trust I and Capital Trust II continue to be wholly owned trust preferred subsidiaries of the Company, and the full and unconditional guarantee of the Company for the repayment of the trust preferred securities remains in effect.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets at September 30, 2004 increased by $94.3 million or 33.5% to $375.6 million compared to $281.3 million at December 31, 2003. The Company had earning assets of $345.7 million at September 30, 2004 consisting of $286.9 million in gross loans, $48.2 million in investment securities and Federal Home Loan Bank (FHLB) and Federal Reserve stock and $10.6 million in overnight investments. Total deposits as of September 30, 2004 increased by $77.0 million or 37.0% to $285.2 million compared to $208.2 million at December 31, 2003. Total short-term borrowings as of September 30, 2004 consisting of FHLB advances and securities sold under agreements to repurchase increased by $4.0 million or 19.7% to $24.3 million compared to $20.3 million at December 31, 2003. Total long-term borrowings as of September 30, 2004, consisting of subordinated debentures, capital lease obligations and FHLB advances with maturities greater than one year, were $27.9 million, an $79,000 decrease from the $28.0 million outstanding at December 31, 2003. Stockholders’ equity was $36.3 million at September 30, 2004 compared to $24.2 million at December 31, 2003 for an increase of $12.1 million or 50.0%.

Interest-earning deposits with banks at September 30, 2004 decreased by $404,000 or 3.6% to $10.6 million compared to $11.0 million at December 31, 2003. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

The Company had investment securities available for sale of $44.6 million at September 30, 2004. The portfolio decreased by $5.6 million or 11.2% from the $50.2 million balance at December 31, 2003. In addition the Company had investment securities held to maturity of $2.2 million at September 30, 2004 and $1.9 million at December 31, 2003.

Total loans receivable increased by $85.9 million or 42.0% from $204.5 at December 31, 2003 to $290.4 million at September 30, 2004. The acquisition of FNB added $56.2 million of the total $85.9 million increase. The allowance for loan losses at September 30, 2004 of $3.5 million equaled 1.20% of total loans outstanding and 384% of non-performing loans. The allowance for loan losses at December 31, 2003 of $2.53 million equaled 1.24% of total loans outstanding and 766% of non-performing loans.

Non interest-earning assets at September 30, 2004 increased by $14.5 million or 94.2% to $29.9 million compared to $15.4 million at December 31, 2003. Goodwill resulting from the FNB acquisition accounted for $10.2 million of the increase. Accrued interest receivable increased $406,000 to $1.5 million at September 30, 2004 as a result of the increase in our loan portfolios. Bank premises and equipment was $8.3 million at September 30, 2004, an increase of $3.0 million from December 31, 2003. This increase resulted primarily from the additional premises and equipment obtained in the acquisition, net of depreciation expense of $506,000. Other real estate owned increased by $97,000 as a result of two foreclosures in the amount of $193,000 offset by the sale of a 1-4 family property of $96,000. Other assets increased by $1.2 million at September 30, 2004 to $2.7 million. This increase primarily resulted from the core deposit intangible premium of $850,000 recorded as part of the First National acquisition.

Total deposits increased $77.0 million or 37.0% from $208.2 million at December 31, 2003 to $285.2 million at September 30, 2004. The composition of the deposit base, by category, at September 30, 2004 is as follows: 14% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 60% time deposits. All deposit categories experienced increases over the nine-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $11.2 million or 37.6%; savings deposits, $5.3 million or 85.5%, money market and interest bearing demand deposits, $22.8 million or 55.9%, and time deposits, $37.7 million or 28.7%. Time deposits of $100,000 or more totaled $87.9 million, or 30.8% of total deposits at September 30, 2004. The composition of deposits at December 31, 2003 was 14% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 63% time deposits.

The acquisition of FNB added approximately $61.3 million in deposits to the Company’s balance sheet. The total increase included $11.3 million in non-interest bearing demand deposits, $3.8 million in savings deposits, $21.3 million in money market and interest bearing demand deposits, and $24.9 million in time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2004 of $12.9 million with maturity dates ranging from October 2005 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2003 was $13.4 million with maturity dates ranging from June 2004 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans, and certain securities available for sale. Total securities sold under agreement to repurchase increased $3.9 million or 19.8% from $19.7 million at December 31, 2003 to $23.6 million at September 30, 2004. These agreements are secured by certain of the Company’s investment securities. The Company also maintained the capital lease for its main office in the amount of $1.7 million at September 30, 2004. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities increased by $1.4 million or 234.4% to $1.9 million at September 30, 2004 from $582,000 at December 31, 2003. The acquisition of FNB added $1.0 million of the total $1.4 million increase.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

Net Income. The Company generated net income for the three months ended September 30, 2004 of $937,000 compared to net income for the three months ended September 30, 2003 of $412,000. On a per share basis, basic earnings were $.27 for the 2004 period compared to $.15 for the 2003 period, and diluted earnings were $.25 for the 2004 period compared to $.14 for the 2003 period. Return on average assets was 1.00% and .66% and return on average equity was 10.55% and 7.0% for the three months ended September 30, 2004 and 2003, respectively.

Net Interest Income. Net interest income increased $1.4 million from $2.0 million for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. Total interest income benefited from strong growth in average earning assets, higher rates on loans due to three short-term rate increases by the Federal Reserve Open Market Committee (FOMC), combined with the FNB acquisition which contributed $765,000 to the increase.

Total average earning assets increased $104.4 million or 44.4% from an average of $235.1 million during the third quarter of 2003 to an average of $339.5 during the third quarter of 2004. The Company experienced strong loan growth with average loan balances increasing by $91.6 million. The increase in average balances for investment securities and interest-earning deposits was $12.8 million. Average interest-bearing liabilities increased by $78.7 million during the quarter of which $64.9 million was attributable to deposits while borrowings increased $13.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2004 was 3.97% compared to 3.43% for the same quarter in 2003. The increase in net interest margin resulted primarily from the re-pricing of our prime rate based loan portfolio due to three increases in short-term rates by the FOMC. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 45 basis points from 3.21% in the quarter ended September 30, 2003 to 3.66% for the same quarter in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended September 30, 2004 was $157,000 representing a $13,000 or 9.0% increase from the $144,000 recorded for the quarter ended September 30, 2003. The increase in the provision for loan losses is a result of the continued growth in the loan portfolio. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income increased by $191,000 or 28.2% to $869,000 for the three months ended September 30, 2004 compared with $678,000 for the same period in the prior year. The acquisition of FNB accounted for $163,000 of the increase. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 20.5% at September 30, 2004 from 25.2% at September 30, 2003 primarily as a result of the increase in the Company’s net interest margin from 3.43% to 3.97%. The largest components of non-interest income were service charges on deposit accounts of $628,000 for the quarter ended September 30, 2004 as compared to $420,000 for the same period in 2003 or a 49.5% increase and fees from mortgage banking operations of $71,000 in 2004 as compared to $142,000 in 2003 or a 50.0% decrease. Fees from mortgage operations decreased due to a slowdown in the refinancing market in 2004.

Non-Interest Expenses. Total non-interest expense increased from $1.9 million for the three months ended September 30, 2003 to $2.6 million for the same period in 2004. This 36.8% increase was primarily due to increased expenses associated with the acquisition of FNB, which accounted for $608,000 of the $696,000 increase. Professional fees increased from $114,000 for the three months ended September 30, 2003 to $182,000 for the same period in 2004. This 59.6% increase was primarily due to legal fees incurred defending the Mann lawsuit.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.2% and 37.5% for the three months ended September 30, 2004 and 2003, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Net Income. The Company generated net income for the nine months ended September 30, 2004 of $2.1 million compared to net income for the nine months ended September 30, 2003 of $1.1 million. On a per share basis, basic earnings were $.66 for 2004 compared to $.38 for 2003, and diluted earnings were $.59 for 2004 compared to $.38 for 2003. Return on average assets was .82% and .61% and return on average equity was 8.92% and 6.18% for the nine months ended September 30, 2004 and 2003, respectively. Earnings for the nine months ended September 30, 2004 were positively impacted by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $2.8 million from $5.7 million for the nine months ended September 30, 2003 to $8.5 million for the nine months ended September 30, 2004. Total interest income benefited from strong growth in average earning assets, higher rates on loans due to three short term rate increases by the Federal Reserve Open Market Committee (FOMC), combined with the FNB acquisition which contributed $1.5 million of the increase.

Total average earning assets increased $90.0 million or 40.5% from an average of $221.9 million during the first nine months of 2003 to an average of $311.9 during the first nine months of 2004. The Company experienced strong loan growth with average loan balances increasing by $74.0 million. The increase in average balances for investment securities and interest-earning deposits was $16.0 million. Average interest-bearing liabilities increased by $76.7 million during the first nine months of 2004 of which $49.4 million was attributable to deposits while borrowings increased $27.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2004 was 3.63% compared to 3.43% for the same period in 2003. The increase in net interest margin resulted primarily from the re-pricing of our prime rate based loan portfolio due to three increases in short-term rates by the FOMC. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 28 basis points from a spread of 3.02% for the nine months ended September 30, 2003 compared to 3.30% for the same period in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended September 30, 2004 was $416,000, representing a $220,000 or 34.6% decrease over the $636,000 recorded for the nine months ended September 30, 2003. While the Company has continued to provide provisions for loan losses as a result of the continued growth in the loan portfolio, the provision in the 2003 period was greater due to the charge-off of a loan in the amount of $138,000 for which no previous loan allowance had been recorded.

Non-Interest Income. Non-interest income increased by $350,000 or 16.6% to $2.5 million for the nine months ended September 30, 2004 compared with $2.1 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 22.4% at September 30, 2004 from 26.9% at September 30, 2003 primarily as a result of the decrease in income from mortgage banking operations combined with the increase in net interest margin. The largest components of non-interest income were service charges on deposit accounts of $1.7 million for the quarter ended September 30, 2004 as compared to $1.4 million for the same period in 2003 or a 21.4% increase and fees from mortgage banking operations of $245,000 in 2004 as compared to $445,000 in 2003 or a 44.9% decrease. Service charge income increased primarily as a result of the growth in deposit balances. Fees from mortgage operations decreased due to a slowdown in the refinancing market in 2004. The acquisition of FNB accounted for $351,000 of the increase.

Non-Interest Expenses. Total non-interest expense increased from $5.5 million for the nine months ended September 30, 2003 to $7.2 million for the same period in 2004. This 30.9% increase was primarily due to operating expenses associated with the FNB acquisition which accounted for $1.1 million of the increased costs. Professional fees increased from $290,000 for the nine months ended September 30, 2003 to $617,000 for the same period in 2004. This 112.8% increase was primarily due to legal fees incurred defending the Mann lawsuit.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.2% and 36.9% for the nine months ended September 30, 2004 and 2003, respectively.

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

During the quarter ended September 30, 2004, the following Current Reports on Form 8-K were filed with the Securities Exchange Commission:

Form 8-K, dated July 30, 2004, included information regarding the July 20, 2004 press release announcing the Registrant’s second quarter earnings. The Registrant reported net income of $669,000 for the three-month period ended June 30, 2004.

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: November 9, 2004	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer