Form 10KSB
period 2004-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2005-03-25
CIK 1106980

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for the year ended December 31, 2004 were $21,554,050.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2004 was approximately $54,543,591.

The number of shares of the Registrant’s Common Stock outstanding on December 31, 2004 was 3,489,249.

Documents Incorporated by Reference:

1. Portions of Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (Part III).

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FORM 10-KSB CROSS-REFERENCE INDEX

PART 1

ITEM 1 – DESCRIPTION OF BUSINESS

Who We Are

American Community Bancshares, Inc. (“Bancshares”) is a bank holding company that owns all of the common stock of American Community Bank (“American Community”) a North Carolina-chartered bank and First National Bank of the Carolinas (“First National”) a South Carolina-chartered bank (collectively known as “Banks”) both of which deposit accounts are insured by the Bank Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for American Community on April 28, 2000. To become American Community’s holding company, Bancshares received approval of the Federal Reserve Board as well as American Community’s shareholders. Upon receiving such approvals, each share of the common stock of American Community was exchanged on a one-for-one basis for shares of the common stock of Bancshares. Bancshares acquired First National on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 617,343 additional shares of stock.

Since opening in November of 1998, we have accomplished the following:

•	Assembled a management team consisting of bankers from our local markets who each have over 20 years of banking experience;

•	Assembled an experienced and diverse board of directors that provides strategic expertise unique to a community bank of our size;

•	Opened eight full service banking offices throughout Union County and Mecklenburg County, home of Charlotte, one of North Carolina’s largest and fastest growing metropolitan areas;

•	Developed separate divisions within the Banks to provide mortgage banking, account receivable financing and leasing products;

•	Implemented investment brokerage services through an agreement with Smith Barney at American Community and Raymond James Financial at First National;

•	Augmented our capital base through a local, best-efforts common stock offering of $1.3 million in early 2001, the private placement of $3.5 million of trust preferred securities in late 2001 and early 2002, an additional public offering of units (which consisted of one share of stock and one warrant to buy stock) of $8.1 million in April 2002, and an additional $10.0 million in trust preferred securities in December 2003;

•	Listed our common stock on the Nasdaq SmallCap Market on July 17, 2001 under the symbol ACBA;

•	Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events;

•	Completed the acquisition of FNB Bancshares, Inc. and its subsidiary, First National Bank of the Carolinas, Gaffney, SC, thus giving us entry into South Carolina which borders our market area to the south and providing three branches in Cherokee County, SC;

•	Announced the opening of two new branches in the South End area of Charlotte and Tega Cay, SC providing the organization a total of thirteen branches throughout North and South Carolina.

The Banks operate for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market areas. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificates of deposit and savings accounts, commercial, consumer and personal loans, mortgage, account receivable financing and leasing services and other associated financial services.

Our Market Area

We consider our primary market area to be the Southern Piedmont area of North Carolina, including Union, Mecklenburg and adjoining counties, and Cherokee and York Counties of South Carolina. The Banks will serve our market area through thirteen full service branch locations including a Wal-Mart Superstore branch in Monroe, which is open seven days a week to offer even more convenience to our customers. The Banks’ customers may access various banking services through ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Banks’ automated telephone and online banking products.

Union County had an estimated 2004 population of 148,000 and Mecklenburg County was estimated at 773,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 27,000, is the largest city in Union County. Charlotte, with a population of approximately 594,000, is Mecklenburg County’s and North Carolina’s largest city. Union County is currently the fastest growing county in North Carolina. Charlotte has consistently been one of the fastest growing areas of the Southeast and is ranked 21st in US population. In 2003, the unemployment rate was 4.9% for Union County and 5.2% for Mecklenburg County; both lower than the North Carolina state rate of 5.8%. In 2003, Union County had an estimated labor force of 72,037 and Mecklenburg County had 413,442. Cherokee County has an estimated population of 54,000 and an estimated growth rate of 4%. York County has an estimated population of 170,000, is the 2nd fastest growing county in South Carolina, and ranked 4th in per capita income in South Carolina.

Strategy

American Community has expanded aggressively since its opening for business in November 1998. Because of its strong capital position created during its incorporation stage, American Community had the requisite capital needed to permit it to immediately establish branch offices. American Community’s branching strategy is opportunistic: it has established branch offices in growing areas within Union and Mecklenburg Counties where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices around such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. Charlotte is a highly competitive banking market with many competitors including money center, super-regional and community banks. American Community’s strategy is to develop a branch network surrounding Charlotte and to take advantage of opportunities that present themselves in both new geographic and new product markets. American Community reorganized itself into the holding company form of organization to give it the greatest legal flexibility to take advantage of any opportunities that might arise. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions, to complete our encirclement of the growing Charlotte market by progressing in either a south and west or north and west direction. The acquisition of First National Bank of the Carolinas provides us the opportunity to expand across the South Carolina state line into York County, the second fastest growing county in South Carolina. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Banks provide to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Banks also make real estate mortgage and construction loans. The Banks have maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 64% of the loan balances outstanding at December 31, 2004 while fixed rate loans accounted for 36% of the balances. The Banks emphasized variable rate loans in 2004 due to the interest rate environment that prevailed during the year.

The Banks’ loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that the Banks seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Banks, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Banks. The Banks supplement their own supervision of the loan underwriting and approval process with periodic loan audits by external loan examiners experienced in loan review work. The Banks have focused their portfolio lending activities on typically higher yielding commercial, construction and consumer loans.

Loan Composition. The following table sets forth at the dates indicated the Banks’ loan portfolio composition by type of loan:

	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate - mortgage loans:
1-4 family	$27,161	8.82%	$15,894	7.77%	$12,426	7.52%	$10,329	7.32%	$9,106	8.32%
Commercial mortgage	84,621	27.46%	80,395	39.32%	58,237	35.24%	54,305	38.47%	29,538	26.99%
Construction/development	39,844	12.93%	28,469	13.92%	25,079	15.18%	13,692	9.70%	17,085	15.61%
Home equity lines of credit	24,575	7.98%	16,526	8.08%	14,643	8.86%	12,996	9.20%	9,694	8.86%
Commercial and industrial loans	85,911	27.88%	41,121	20.11%	33,313	20.16%	39,249	27.80%	35,673	32.59%
Loans to individuals	30,813	10.00%	8,672	4.25%	9,990	6.05%	9,809	6.95%	8,348	7.63%
Lease financing, net	15,177	4.93%	13,397	6.55%	11,548	6.99%	795	0.56%	—	—

Subtotal	308,102	100.00%	204,474	100.00%	165,236	100.00%	141,175	100.00%	109,444	100.00%

Less: allowance for loan losses	(3,488)		(2,529)		(2,375)		(1,736)		(1,385)
Plus: net unamortized deferred fees and costs	(114)		59		130		92		—

Total	$304,500		$202,004		$162,991		$139,531		$108,059

The following table sets forth the contractual maturity of loans at December 31, 2004:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$8,891	$15,154	$3,116	$27,161
Commercial mortgage	16,104	59,041	9,476	84,621
Construction/development	30,172	8,500	1,172	39,844
Home equity lines of credit	—	1,190	23,385	24,575
Commercial and industrial loans	39,747	43,318	2,846	85,911
Loans to individuals	13,438	15,034	2,341	30,813
Lease financing, net	5,822	9,355	—	15,177

Total	$114,174	$151,592	$42,336	$308,102

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2004:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$53,307	$43,152	$96,459
Home equity lines of credit	—	24,575	24,575
Commercial and industrial loans	16,351	29,813	46,164
Loans to individuals	13,743	3,632	17,375
Lease financing, net	9,355	—	9,355

	$92,756	$101,172	$193,928

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one-to-four family, five or more family and commercial properties. The Banks offer fixed and adjustable rate options, but typically limits the maximum fixed rate term to five years. The Banks provide customers access to long-term conventional real estate loans through its mortgage loan department, which makes loans for the account of third parties.

Residential one-to-four family loans amounted to $27.2 million at December 31, 2004. The Banks’ residential mortgages loans are typically construction loans that convert into permanent financing and are secured by properties located within the Banks’ market areas. Most of the permanent one-to-four family residential mortgage loans that the Banks originate are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Banks’ financial statements. The Banks receive a fee for each such loan originated, with such fees aggregating $365,000 for the year ended December 31, 2004. The Banks anticipate that they will continue to be an active originator of residential loans for the account of third parties.

The Banks have made, and anticipate continuing to make, commercial real estate loans. Commercial real estate loans equaled $84.6 million at December 31, 2004. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Banks require the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another of the Banks’ primary lending focus is construction/development lending with balances outstanding as of December 31, 2004 of $39.8 million. The Banks originate one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Banks generally receive a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Banks are active in the construction market and on occasion make construction loans to builders of homes that are not presold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well-established builders and not to large or national tract builders. The Banks lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Banks also make commercial real estate construction loans, primarily for owner-occupied properties. The Banks further endeavor to limit their construction lending risk through adherence to established underwriting procedures. The Banks generally require documentation of all draw requests and utilize third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Banks require personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Banks’ lending activities. At December 31, 2004, the Banks’ commercial loan portfolio equaled $85.9 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Banks also make term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Banks require personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals and Home Equity Lines of Credit. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Banks attempt to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Leasing. The Banks offer lease financing primarily to small business in our local market. The type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leases are structured as to provide no residual risk to the Banks. The leasing division also requires personal guarantees on the majority of our leases. In December 2002, the American Community purchased a leasing portfolio of approximately $6.5 million from a company whose management team then joined the American Community. Approximately $1.5 million of the purchased portfolio is still outstanding at December 31, 2004. The division’s professional staff with over 30 years of combined leasing experience in our market enhances the ability of the Banks to offer our customers a complete line of financial products.

Loan Approvals. The Banks’ loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Banks seek, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Banks, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Banks. The Banks supplement their own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review work.

Responsibility for loan review and loan underwriting resides with the Chief Lending Officer. He is responsible for loan processing, loan underwriting and approval. On an annual basis, the Board of Directors of the Banks determine the President’s lending authority, who then delegates lending authorities to the Chief Lending Officer and other lending officers of the Banks. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

The President of American Community, the President of First National and the Chief Lending Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $1,000,000, $400,000 and $500,000, respectively at December 31, 2004. All loans above the lending limit of the Presidents and the Chief Lending Officer are reviewed and approved by the Loan Committee, which consists of the Presidents and seven outside directors. In addition, the Chief Lending Officer serves as a non-voting member. At December 31, 2004 the Loan Committee had the authority to approve loans up to $1,500,000. All loans above the lending limit of the Loan Committee are reviewed and approved by the full Board of Directors. The Banks’ combined legal lending limit was $4.7 million at December 31, 2004. The Banks seldom makes loans approaching their legal lending limit.

The Banks are an active home mortgage originator and several of our offices have trained lending personnel to originate home mortgage loans for the account of third parties. We currently have four lending relationships to which we sell all home mortgages to enable us to satisfy special lending requests of its borrowing customers.

The Banks offer a credit card on an agency basis as an accommodation to its customers. The Banks assume none of the underwriting risk.

Nonperforming Assets

The table sets forth, for the period indicated, information about our nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$881	$330	$580
Restructured loans	—	—	—

Total nonperforming loans	881	330	580

Foreclosed real estate and other repossessed assets	311	157	463

Total nonperforming assets	$1,192	$487	$1,043

Accruing loans past due 90 days or more	$1,117	$597	$684
Allowance for loan losses	3,488	2,529	2,375
Nonperforming loans to period end loans	.29%	.16%	0.35%
Allowance for loan losses to period end loans	1.13%	1.24%	1.44%
Allowance for loan losses to nonperforming loans	396%	766%	409%
Nonperforming assets to total assets	.30%	.17%	0.48%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on nonaccrual basis. Loans are accounted for on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Loans are placed on nonaccrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in nonaccrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2004, no major loans had been identified as potential problem loans.

At December 31, 2004, the Banks had $881,000 in nonaccrual loans. Interest foregone on nonaccrual loans was approximately $42,000 for the year ended December 31, 2004 and $6,000 for the year ended December 31, 2003.

Other real estate owned consists of foreclosed properties. At December 31, 2004, foreclosed real estate and other repossessed assets totaled $311,000 or .08% of total assets, and consisted of six single-family residences. At December 31, 2003, foreclosed real estate and other repossessed assets totaled $487,000 or .17% of total assets, and consisted of two single-family residences and six vehicles.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The adequacy of the allowance is evaluated at least quarterly. In evaluating the adequacy of the allowance, the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors are all considered. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require adjustments to the allowance for loan losses based upon judgments different from those of management.

The Banks use a risk grading program, to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and reviewed by a third party. The Banks strive to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Banks’ market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Banks have no foreign loans and do not engage in highly leveraged transactions.

The Banks follow a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses is maintained. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Banks will sustain some losses if the deficiencies are not corrected. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be achieved in the future. As a practical matter, when loans are identified as loss they are charged off against the allowance for loan losses. In addition to the above classification categories, loans are also categorized based upon risk grade and loan type, assigning an allowance allocation based upon each category.

Growth in loans outstanding has, throughout Bancshares’ history, been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 2000 and December 31, 2004, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 7% to 9%, commercial mortgage loans – 27% to 39%, construction/development real estate loans – 10 to 16%; home equity loans - 8% to 9%; commercial and industrial loans - 20% to 33%; loans to individuals - 4% to 10%; and lease financing - 5% to 7%. For all full fiscal years through 2004, Bancshares’ loan loss experience was similar to that of other new banks, with net loan charge-offs in each year no greater than .35% of average loans outstanding. The allowance for loan losses at December 31, 2004 of $3.5 million represents 1.13% of total loans and 396% of nonperforming loans. The acquisition of First National added allowance for loan losses of $685,000 which represented 1.20% of total loans and 336% of nonperforming loans. Due to the composition of First National’s loan portfolio, the majority of their loan loss provision acquired was allocated to the real estate loan portfolio.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$2,149	49.21%	$1,283	61.01%	$994	57.94%	$796	55.49%	$575	50.92%
Home equity lines of credit	72	7.98%	50	8.08%	42	8.86%	79	9.20%	104	8.86%
Commercial and industrial loans	731	27.88%	676	20.11%	970	20.16%	679	27.80%	574	32.59%
Loans to individuals	232	10.00%	162	4.25%	219	6.05%	182	6.95%	132	7.63%
Lease financing, net	304	4.93%	358	6.55%	150	6.99%	—	0.56%	—	—

Total	$3,488	100.00%	$2,529	100.00%	$2,375	100.00%	$1,736	100.00%	$1,385	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$2,529	$2,375	$1,736	$1,385	$813
Charge-offs:
Real estate loans	51	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	209	598	298	156	19
Lease financing, net	24	—	—	—	—
Loans to individuals	54	67	16	40	45

Total charge-offs	338	665	314	196	64

Recoveries:
Real estate loans	1	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	10	35	34	—	—
Lease financing, net	—	—	—	—	—
Loans to individuals	27	—	4	4	—

Total recoveries	38	35	38	4	—

Net charge-offs	300	630	276	192	64

Allowance acquired from First National merger	685

Provision for loan losses	574	784	915	543	636

Balance at end of period	$3,488	$2,529	$2,375	$1,736	$1,385

Total loans outstanding	$307,988	$204,533	$165,366	$141,267	$109,444

Average loans outstanding	$275,011	$182,108	$146,530	$127,486	$83,730
Allowance for loan losses to total loans outstanding	1.13%	1.24%	1.44%	1.23%	1.27%
Ratio of net loan charge-offs to average loans outstanding	0.11%	0.35%	0.19%	0.15%	0.08%

Investment Activities

Bancshares’ portfolio of investment securities, most of which are available for sale, consists of U.S. Government agency, mortgage-backed securities, municipal bonds and other marketable equity securities.

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

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$5,802,765	$1,501	$26,181	$5,778,085
Mortgage-backed securities	44,690,312	85,199	262,564	44,512,947
State and municipal bonds	1,102,262	30,242	—	1,132,504

	51,595,339	116,942	288,745	51,423,536

Marketable equity securities	406,808	2,515	—	409,323

Total securities available for sale	$52,002,147	$119,457	$288,745	$51,832,859

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,185,951	$12,132	$4,815	$2,193,268

Total securities held to maturity	$2,185,951	$12,132	$4,815	$2,193,268

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$11,308	$71	$9	$11,369
Mortgage-backed securities	38,722	176	90	38,809

Total securities available for sale	$50,030	$247	$99	$50,178

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipals	$1,891	$8	$4	$1,896

Total securities held to maturity	$1,891	$8	$4	$1,896

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$12,724	$77	$—	$12,801
Mortgage-backed securities	14,511	153	—	14,664

Total securities available for sale	$27,235	$230	$—	$27,465

The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2004, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield
	(Dollars in thousands)
Securities available for sale & held to maturity
U S Government agencies
Due within one year	$305	$304	2.05%
Due after one but within five years	5,498	5,474	3.17%

	5,803	5,778	3.11%

Mortgage-backed securities
Due after one but within five years	616	615	3.21%
Due after five but within ten years	13,451	13,396	3.99%
Due after ten years	30,623	30,502	3.96%

	44,690	44,513	3.96%

Municipal bonds
Due after five but within ten years	1,102	1,133	4.93%
Due after ten years	2,186	2,193	3.99%

	3,288	3,326	4.30%

Total investment securities
Due within one year	305	304	2.05%
Due after one but within five years	6,114	6,089	3.17%
Due after five but within ten years	14,553	14,529	4.06%
Due after ten years	32,809	32,695	3.96%

	$53,781	$53,617	3.89%

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

The Banks periodically uses brokered deposits as consistent with asset and liability management policies. At December 31, 2004 the Company had $20,867,000 in brokered deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

The Banks offer a variety of deposit programs to individual and to small-to-medium size businesses and other organizations at interest rates generally competitive with local market conditions. For some of our corporate customers who require such a service, we provide a courier service for non-cash deposit pickup. The following table sets forth the average balances and rates for each of the deposit categories for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing NOW, savings, and money market accounts	$77,548	0.52%	$42,555	0.74%	$34,227	0.98%
Other time deposits	69,551	2.59%	73,813	2.87%	59,448	3.55%
Time deposits greater than $100,000	92,195	2.82%	51,493	3.75%	51,115	3.83%

Total interest bearing deposits	239,294	2.01%	167,861	2.60%	144,790	3.04%
Demand and other non-interest bearing deposits	39,861		25,015		20,863

Total average deposits	$279,155	1.86%	$192,876	2.26%	$165,653	2.66%

The following table indicates the amount of the Banks’ certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2004.

	(Dollars in thousands)
	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
Certificates of $100,000 or more	$11,617	1.65%	$13,107	2.11%	$19,559	2.80%	$52,620	3.26%	$96,903	2.82%

Certificates of less than $100,000	14,584	1.61%	10,681	2.00%	22,744	2.68%	35,582	3.10%	83,591	2.59%

Total	$26,201	1.63%	$23,788	2.06%	$42,303	2.74%	$88,202	3.20%	$180,494	2.71%

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreement to repurchase, federal funds purchased and obligations under a capitalized lease for the Bank’s main office facility. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2004	2003
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$12,778	$13,444
Weighted average rate	3.84%	4.10%

Securities sold under agreement to repurchase
Amount	$25,763	$19,667
Weighted average rate	1.96%	1.00%

Capitalized lease obligation
Amount	$1,710	$1,708
Weighted average rate	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$15,388	$14,000
Securities sold under agreement to repurchase	27,497	20,362
Federal funds purchased	3,000	—
Capitalized lease obligation	1,710	1,708

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$14,101	$12,744
Weighted average rate	3.84%	4.10%

Securities sold under agreement to repurchase
Average balance	$23,406	$8,760
Weighted average rate	1.25%	.96%

Federal funds purchased
Average balance	$342	$54
Weighted average rate	1.62%	1.20%

Capitalized lease obligation
Average balance	$1,709	$1,707
Weighted average rate	8.24%	8.24%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $5.0 million at December 31, 2004, and a blanket lien on qualifying first mortgage loans.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the investment securities at December 31, 2004 was $26.2 million.

Bancshares also has available lines of credit totaling $15.0 million from correspondent banks at December 31, 2004.

Junior Subordinated Deferrable Interest Debentures

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

On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The rate as of December 31, 2004 was 4.775%. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

Banking Technology

We provide our customers with truncation of their deposit accounts (check imaging), on-line banking and 24 hour telephone banking that permits our depositors to check balances, last cleared checks and deposit confirmation. Due to our imaging of all documentation, our customer service representatives can access past statements and paid checks in a matter of seconds, eliminating research fees for our customers and eliminating any waiting time for such research. We implemented Internet banking for our personal customers during the fourth quarter of 2002 and our business Internet banking was implemented in 2003. We are very excited about the capability these products bring to our customers.

The Banks have ten ATM facilities attached to ten of its existing banking offices. The Banks’ ATM cards are linked to the nationwide Cirrus®, Plus® and Star® systems, allowing the Banks’ customers to withdraw funds from any ATM honoring these systems.

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 27 offices of 8 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 222 offices of 17 different commercial banks (including the largest banks in North Carolina). As an example, immediately to the west of Union County is Mecklenburg County and Charlotte, home of Bank of America,

Wachovia and numerous other banks of varying sizes. While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, Atlanta, Georgia based SunTrust, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, from Birmingham, Alabama, has acquired a community bank in Charlotte.

The banking business is highly competitive in South Carolina as well. First National competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. In Cherokee County, there are currently 10 offices of 5 different commercial banks. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the bank may have to pay higher rates of interest to attract deposits.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. Our bankers each have a strong local identity and affiliation with their communities. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank in those communities. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, American Community was recognized in 1999, 2000, 2001, 2002, 2003 and 2004 for outstanding contributions to the United Way Campaign for Union County. American Community is very active in the Special Olympics for Union County and has been honored by Special Olympics as “Business of the Year” for our sponsorship and volunteer efforts.

American Community has also entered into a revenue sharing agreement with Smith Barney, in which the Bank receives revenue for business generated by a broker located in our offices. Currently, a Smith Barney representative is only located in our main office, but visits all our branch locations periodically when the opportunity arises. In addition, First National offers certain retirement account services, such as Individual Retirement Accounts (IRAs) and brokerage services through Raymond James Financial.

As a community service providing a competitive edge, the Banks sponsor small business seminars and features various speakers on topics of interest to growing small businesses. The Banks attempt to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Banks offer savings accounts designed for young savers. The Banks have also developed a Senior Citizens account for customers 50 years and older. These products offer free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free quarterly breakfasts with guest speakers and quarterly day trips. American Community also sponsors the quarterly day trips as a way to attract Senior Citizens’ accounts and to further enhance their loyalty to the Bank.

ITEM 2 - PROPERTIES

The following table sets forth the location of American Community and First National’s main offices and branch offices, as well as certain information relating to these offices to date.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
American Community

Main Office 2593 West Roosevelt Boulevard Monroe, NC 28110	1999	14,774	Leased

Indian Trail Branch 13860 East Independence Boulevard Indian Trail, NC 28079	1999	3,850	Leased

Sunset Branch 120 East Sunset Drive Monroe, NC 28110	1999	450	Leased

Wal-Mart Superstore Branch 2406 West Roosevelt Boulevard Monroe, NC 28110	2000	600	Leased

Marshville Branch 7001 East Marshville Boulevard Marshville, NC 28103	2000	3,500	Leased

Mint Hill 7200 Matthews-Mint Hill Road Mint Hill, NC 28227	2000	2,500	Leased

Mountain Island Branch 3500 Mt. Holly-Huntersville Road Charlotte, NC 28216	2000	4,500	Owned

SouthPark Branch 4500 Cameron Valley Parkway Charlotte, NC 28211	2003	2,800	Leased

First National

Main Office 217 N. Granard Street Gaffney, SC 29341	1999	11,000	Owned

Blacksburg Branch 207 W. Cherokee Street Blacksburg, SC 29702	2000	2,550	Owned

Chesnee Highway Branch 626 Chesnee Highway Gaffney, SC 29341	2001	2,550	Owned

In 1999 American Community entered into a Commercial Lease Agreement with TyPar Realty, Inc. for the lease of a portion of a two-story building constructed by L. C. Tyson Construction, Inc. This building serves as the main office of American Community. TyPar Realty, Inc. and L. C. Tyson Construction, Inc. are related interests of Carlton Tyson, a director of Bancshares. The lease was for thirty years commencing in 1999 with increases every five years plus our share of common area expenses. American Community has a right of first refusal to lease the remainder of the building as it becomes available and to purchase the building should it be offered for sale. This lease was entered into at arms-length and at then current market rates. The lease has been reviewed by an independent third party real estate appraiser for assurance that the terms of the lease are not more favorable than would be engaged with any other party. Additionally, after a sealed bid process, L. C. Tyson Construction, Inc. was awarded as low bidder, the construction contract for American Community’s permanent buildings in Marshville and Mountain Island. American Community believes the terms of that contract are fair to the bank. American Community sold and leased back the Marshville branch in 2001 to Carroll Edwards in an arms – length transaction at then current market rates. In 2002 Mr. Edwards was elected to the board of directors of American Community. In 2003, American Community entered into a Commercial lease agreement with Zebulon Morris, Jr, a director of American Community, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates.

Employees

As of December 31, 2004, we had 93 full-time employees and 9 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 3 – LEGAL PROCEEDINGS

During 2004, one of the Company’s wholly-owned subsidiaries, American Community Bank, was the defendant in an action brought before the Mecklenburg County Superior Court (Charlotte, North Carolina). The action was commenced on January 8, 2003 by MC Contractors, Inc. (formerly known as Mann Contractors, Inc.), the sole plaintiff involved in the litigation.

The plaintiff alleged that in 2001 American Community was negligent in allowing an individual who was an owner, executive officer and director of Mann Contractors, Inc. to open a commercial checking account with the American Community in the name of Mann Contractors, Inc. The plaintiff was seeking relief in the form of monetary damages.

On May 11, 2004, a Mecklenburg County, North Carolina jury returned a $631,600 verdict against American Community. Reflected in the 2004 financials is a $600,000 charge to pre-tax earnings for a proposed settlement of the lawsuit. The lawsuit was subsequently settled in February of 2005 for $600,000 and the judgment was cancelled.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Community Bancshares’ stock is listed on the Nasdaq SmallCap market under the symbol “ACBA”. It began trading on this market on July 17, 2000. In addition warrants to buy shares of American Community Bancshares’ included as a part of the units sold in April 2002 are also traded on the Nasdaq SmallCap market under the symbol “ACBAW”. There are approximately 3.5 million shares outstanding at December 31, 2004 owned by approximately 2,500 shareholders. In addition, approximately 1.0 million warrants to buy stock at a price of $10.50 per share, which expire April 30, 2005, were outstanding at December 31, 2004. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock.

	Sale Price
	Common Stock		Warrants
	High	Low	High	Low
2004
First Quarter	$14.20	$12.14	$4.85	$2.71
Second Quarter	14.15	11.77	4.39	2.80
Third Quarter	13.21	11.37	3.14	1.80
Fourth Quarter	16.81	12.91	6.11	2.60

2003
First Quarter	$8.84	$8.13	$1.21	$0.90
Second Quarter	10.49	8.25	1.60	0.90
Third Quarter	11.10	10.16	1.92	0.90
Fourth Quarter	13.10	11.09	4.00	1.87

See Item 11 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-B.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancshares. Because American Community Bancshares, Inc. has no material operations and conducts no business on its own other than owning its subsidiaries, American Community Bank (“American Community”) and First National Bank of the Carolinas (“First National”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of American Community and First National. However, for ease of reading and because the financial statements are presented on a consolidated basis, American Community Bancshares, American Community Bank and First National Bank of the Carolinas are collectively referred to herein as American Community Bancshares or Bancshares unless otherwise noted.

OVERVIEW

In April 2000, Bancshares was formed as a holding company for American Community. Upon formation, one share of Bancshares’ $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community’s $5 par value common stock. On April 15, 2004, Bancshares acquired First National Bank of the Carolinas. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 617,343 additional shares of stock. Bancshares currently has no operations and conducts no business on its own other than owning American Community and First National.

American Community was opened for business as a North Carolina-chartered commercial bank on November 16, 1998. It completed its first full fiscal year on December 31, 1999. American Community operates out of its main office at 2593 West Roosevelt Boulevard, Monroe, North Carolina. It also operates four other full service branches in Union County and three full service branches in Mecklenburg County for a total of eight offices. American Community is a North Carolina-chartered banking corporation.

First National commenced operations as a national banking association on October 18, 1996. The Bank provides banking services to domestic markets principally in Cherokee County, South Carolina, and is operating under the rules and regulations of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. First National operates out of its main office at 217 N. Granard Street, Gaffney, South Carolina. It also operates two other full service branches in Cherokee County for a total of three offices.

Both Banks’ lending activities are oriented to the consumer/retail customer as well as the small-to-medium sized business located in the Union and Mecklenburg County areas of North Carolina and the Cherokee County area of South Carolina. The Banks offer commercial, consumer, and mortgage lending products, as well as the ability to structure credit arrangements to fit specialized needs through accounts receivable financing, leasing arrangements and other products. The deposit services offered by both Banks include small business and personal checking and savings accounts and certificates of deposit. The Banks concentrate on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Additional funding includes borrowings from the FHLB and various other financial institutions. Both Banks also offer investment services through agreements with Smith Barney and Raymond James investment brokers.

Comparison of Financial Condition at December 31, 2004 and 2003

On April 15, 2004, the Company acquired First National Bank of the Carolinas (“First National”). When appropriate, during discussions regarding increases in certain asset and liability categories, information will be included to allow the reader to determine the portion of overall increases attributable to the merger and that attributable to core internal growth.

Total assets at December 31, 2004 increased by $118.2 million or 42.0% to $399.5 million compared to $281.3 million at December 31, 2003. The acquisition of First National added approximately $82.8 million in assets, of which $10.7 million were intangible. Bancshares had earning assets of $370.6 million at year-end December 31,

2004 consisting of $308.0 million in gross loans, $56.1 million in investment securities and non-marketable equity securities, and $6.5 million in interest-bearing deposits with banks. Total deposits as of December 31, 2004 increased by $98.5 million or 47.3% to $306.7 million compared to $208.2 million at December 31, 2003. Total borrowings as of December 31, 2004 increased by $5.9 million or 12.2% from $48.3 million to $54.2 million. Stockholders’ equity was $37.1 million at December 31, 2004 compared to $24.2 million at December 31, 2003 for an increase of $12.9 million or 53.3%.

Gross loans grew by $103.5 million or 50.6% from $204.5 million as of December 31, 2003 to $308.0 million at year-end 2004. The acquisition of First National added $56.8 million of the total $103.5 million increase. The composition of the loan portfolio, by category, as of December 31, 2004 is as follows: 9% 1-4 family mortgage loans, 27% commercial mortgage real estate loans, 13% construction/development real estate loans, 8% home equity lines of credit, 28% commercial loans, 10% consumer and other loans to individuals and 5% leases. The real estate category grew $26.8 million from $124.8 million to $151.6 million. Within the real estate category, 1-4 family loans grew $11.3 million from $15.9 million to $27.2 million, commercial mortgage real estate loans grew $4.2 million from $80.4 million to $84.6 million while construction/development loans increased $11.3 million from $28.5 million to $39.8 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. Net increases in other loan categories included $8.1 million in home equity lines of credit, $44.8 million in commercial and industrial loans, $22.1 million in consumer and other loans and $1.8 million in leases. The Banks take no residual risk in the leasing portfolio as all lease residuals are personally guaranteed by the borrower. The composition of the loan portfolio at December 31, 2003, by category, was 8% 1-4 family mortgage loans, 39% commercial mortgage real estate loans, 14% construction/development real estate loans, 8% home equity lines of credit, 20% commercial loans, 4% consumer and other loans to individuals and 7% leases.

Bancshares recorded a $574,000 provision for loan losses for the year ended December 31, 2004, representing a decrease of $210,000 from the $784,000 provision for the year ended December 31, 2003. Bancshares also experienced a decrease in net loan charge-offs during 2004, to $282,000 from $630,000 in 2003. The percentage of net loan charge-offs to average loans outstanding was .10% for the year ended December 31, 2004 as compared with .35% for year ended December 31, 2003. Nonperforming loans totaled $881,000 or .29% of total loans at December 31, 2004, up from $330,000 or .16% of total loans at December 31, 2003. Of the $551,000 increase in non-performing loans, $124,000 was related to the acquisition of First National. All non-performing loans have been reviewed for collectibility and any specific reserves necessary have been recorded. The allowance for loan losses at December 31, 2004 of $3.5 million represents 1.13% of total loans and 396% of nonperforming loans. The allowance for loan losses at December 31, 2003 of $2.5 million represented 1.24% of total loans and 766% of nonperforming loans. Under American Community’s loan grading system, loans classified as especially mentioned, substandard, doubtful or loss (which includes non-performing loans) actually decreased from 3.83% of total loans at December 31, 2003 to 2.58% of total loans at December 31, 2004 resulting in a decrease in current year provision and allowance for loan losses. Management believes that the allowance for loan losses as of December 31, 2004 is adequate to absorb losses inherent in the loan portfolio.

Bancshares had total investment securities of $54.0 million at December 31, 2004 of which $51.8 million are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value, and $2.2 million of the securities are intended to be held to maturity. The investment securities portfolio increased by $1.9 million from the $52.1 million balance at December 31, 2003. Additions to the investment portfolio included $22.6 million in new securities purchases, funded from $27.4 million in proceeds from investment maturities, calls, sales and principal re-payments. Bancshares acquired $7.4 million in investment securities and $197,000 of Federal Home Loan Bank stock through the acquisition of First National. In 2003, the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. The $15.0 million in repurchase agreements are still outstanding at December 31, 2004.

Interest-earning deposits with banks decreased by $4.5 million primarily to fund strong loan demand.

Non interest-earning assets increased by $17.0 million from $15.4 million at December 31, 2003 to $32.4 million at December 31, 2004. Goodwill resulting from the FNB acquisition accounted for $9.8 million of the increase. The remainder of the increase is primarily attributable to an increase of $2.2 million to $9.5 million in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also increased

$566,000 to $1.7 million at December 31, 2004 as a result of the increase in earning assets. Bank premises and equipment was $8.7 million at December 31, 2004 an increase of $3.4 million from December 31, 2003. This increase resulted primarily from the additional $3.1 million in premises and equipment obtained in the acquisition of First National, net of depreciation expense of $770,000. Foreclosed real estate was $311,000 at December 31, 2004 an increase of $194,000 from December 31, 2003. This increase is primarily due to the addition of five 1-4 family properties foreclosed in 2004, offset by the sale of one property in 2004. Other assets increased by $1.1 million at December 31, 2004 to $2.3 million primarily as a result of an increase in deferred taxes related to the acquisition of First National, as well as an increase in prepaid expenses.

Total deposits increased $98.5 million or 47.3% from $208.2 million on December 31, 2003 to $306.7 million on December 31, 2004. The composition of the deposit base, by category, at December 31, 2004 is as follows: 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits. All deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $15.7 million or 53%; savings deposits, $5.3 million or 86%, money market and interest bearing demand deposits, $28.3 million or 69%, and time deposits, $49.2 million or 37%. Time deposits of $100,000 or more totaled $96.9 million, or 54% of total deposits at December 31, 2004. The acquisition of First National added $61.3 million in deposits, comprised of $11.3 million in non-interest bearing deposits, $3.8 million in savings deposits, $21.3 million in money market and interest bearing demand deposits and $24.9 million in time deposits. The composition of deposits at December 31, 2003 was 14% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 63% time deposits. Time deposits of $100,000 or more at December 31, 2003 were $67.0 million or 32% of total deposits.

At December 31, 2004, $12.8 million of advances were outstanding with maturity dates ranging from October 2005 through February 2013. The balance of FHLB advances at December 31, 2003 was $13.4 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property, Federal Home Loan Bank stock, and $5.0 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2004 was $1.7 million. Bancshares also issued junior subordinated debentures in the amount of $1.5 million during 2002 at a fixed rate of 9% which increased the outstanding balance to $3.5 million at December 31, 2002 from $2.0 million at December 31, 2001, or a 75% increase. The entire $3.5 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc in 2004. In 2003, Bancshares issued additional junior subordinated debentures in the amount of $10.0 million. The debentures have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on a spread over 90 day LIBOR. Approximately $5.4 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2004 was $10.8 million. In 2003, the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. The $15.0 million in repurchase agreements are still outstanding at December 31, 2004.

Other liabilities increased by $581,000 to $1.2 million at December 31, 2004 from $581,000 at December 31, 2003. The increase was primarily due to the increase in accrued income taxes for the year.

Bancshares began 2004 with total stockholders’ equity of $24.2 million. Total equity increased to $37.0 million at December 31, 2004. This increase was due to the acquisition of First National Bank, and comprehensive income for 2004 of $2.5 million, which was offset by the $283,000 payment of cash dividends of $.10 per share in the first quarter of 2004. In addition 34,997 options to buy stock and 11,200 warrants were exercised in 2004 resulting in $328,000 in net proceeds.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2004, 2003 and 2002, average interest-earning assets were $337.3 million, $230.7 million, and $189.2 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 3.56%, 3.42%, and 3.26%, respectively.

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

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$275,011	$16,387	5.96%	$182,108	$11,761	6.46%	$146,530	$10,381	7.08%
Investments	53,499	1,740	3.25%	40,875	1,219	2.98%	20,446	758	3.71%
Interest-earning deposits	8,782	89	1.01%	7,764	75.97%		22,252	325	1.46%

Total interest-earning assets	337,292	18,216	5.40%	230,747	13,055	5.66%	189,228	11,464	6.06%

Other assets	29,376			15,295			11,229

Total assets	$366,668			$246,042			$200,457

Interest-bearing liabilities:
Deposits:
Savings	$11,071	21.19%		$5,415	13.24%		$3,585	32.89%
Money Market and NOW	66,477	383.58%		37,140	301.81%		30,642	304.99%
Time	161,746	4,058	2.51%	125,752	3,707	2.95%	110,563	4,064	3.68%
Borrowings(1)	53,108	1,758	3.31%	28,162	1,148	4.08%	13,904	894	6.43%

Total interest-bearing liabilities	292,402	6,220	2.13%	196,469	5,169	2.63%	158,694	5,294	3.34%

Non-interest-bearing deposits	39,861			25,230			20,863
Other liabilities	1,955			842			1,050
Stockholders’ equity	32,450			23,501			19,850

Total liabilities and stockholders’ equity	$366,668			$246,042			$200,457

Net interest income and interest rate spread		$11,996	3.27%		$7,886	3.03%		$6,170	2.72%

Net yield on average interest-earning assets			3.56%			3.42%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.35%			117.45%			119.24%

(1)	Borrowings includes borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, capital lease obligation and junior subordinated deferrable interest debentures.

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

	December 31, 2004 vs. 2003			December 31, 2003 vs. 2002
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest income:
Loans	$5,767	$(1,141)	$4,626	$2,094	$(1,209)	$1,380
Investment securities	394	127	521	683	(222)	461
Interest-earning deposits with banks	10	4	14	(176)	(74)	(250)

Total interest income	6,171	(1,010)	5,161	2,917	(1,326)	1,591

Interest expense:
Deposits	1,202	(761)	441	575	(954)	(379)
Borrowings	921	(311)	610	749	(495)	254

Total interest expense	2,123	(1,072)	1,051	1,324	(1,449)	(125)

Net interest income	$4,048	$62	$4,110	$1,593	$123	$1,716

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

Net Income. Bancshares generated net income in 2004 of $2.7 million compared to net income in 2003 of $1.4 million. On a per share basis, fully diluted earnings were $.75 for 2004 compared to $.48 for 2003. Return on average assets was .74% and .56% and return on average equity was 8.50% and 5.91% for the years ended December 31, 2004 and 2003, respectively.

Earnings for the year ended December 31, 2004 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income. The impact of the growth in average earning assets was further enhanced by the reduction in the cost of interest-bearing liabilities, which decreased to 2.13% in 2004 from 2.63% in 2003.

Net Interest Income. Net interest income increased $4.1 million from $7.9 million in 2003 to $12.0 million in 2004. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin from 3.42% in 2003 to 3.56% in 2004.

Total average earning assets increased $106.6 million or 46% from an average of $230.7 million in 2003 to an average of $337.3 million in 2004. The acquisition of First National added $65.5 million of the $106.6 million increase, consisting of $56.0 million in average loans, $7.0 million in average investments and $2.5 million in average interest bearing deposits. Bancshares experienced strong loan growth during 2004 with average loan balances increasing by $92.9 million. The increase in the average balances for investment securities and interest-earning deposits was $13.6 million. Total interest income increased $5.2 million due to an increase in average earning assets of $106.6 million, offset by a decrease in yield on earning assets from 5.66% in 2003 to 5.40% in 2004. Average total interest-bearing liabilities increased by $95.9 million during 2004, consisting of a $71.0 million increase in average interest-bearing deposits while average borrowings increased $24.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2004 was 3.56% compared to 3.42% for 2003. The increase in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. During the second half of 2004, the Federal Reserve Open Market Committee increased short-term interest rates five times for a total of 125 basis points. When an interest rate increase occurs, yields on certain assets are increased immediately while the impact on deposits and borrowings is delayed until such time as these instruments mature and are replaced with instruments that reflect the interest rate increase. The average yield on earning assets for 2004 was 5.40% or 26 basis points lower than the 5.66% for 2003. The 2004 average cost of interest-bearing liabilities was 2.13% or 50 basis points lower than the 2.63% for 2003. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 24 basis points from 3.03% in 2003 to 3.27% in 2004.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2004 was $574,000, representing a $210,000 or 26.8% decrease from the $784,000 recorded for 2003. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” Under American Community’s loan grading system, loans classified as especially mentioned, substandard, doubtful or loss (which includes non-performing loans) actually decreased from 3.83% of total loans at December 31, 2003 to 2.58% of total loans at December 31, 2004 resulting in a decrease in current year provision and allowance for loan losses. The allowance for loan losses was $3.5 million at December 31, 2004, representing 1.13% of total outstanding loans and 396% of non-performing loans. The allowance for loan losses at December 31, 2003 was $2.5 million, representing 1.24% of total outstanding loans at that date and 766% of non-performing loans.

Non-interest Income. Non-interest income increased by $693,000 or 26% to $3.3 million for the year ended December 31, 2004 compared with $2.6 million for the prior period. The largest components of non-interest income were service charges on deposit accounts of $2.3 million in 2004 as compared to $1.7 million in 2003, a 35% increase, fees from mortgage banking operations of $365,000 in 2004 as compared to $517,000 in 2003, a 29% decrease, and fees from accounts receivable financing of $85,000 in 2004 as compared to $94,000 in 2003, a 10% decrease. Service charge income increased as a result of the $49.4 million or 64% increase in deposit transaction accounts from $76.8 million at December 31, 2003 to $126.2 million at December 31, 2004. The acquisition of First National accounted for $363,000 of the $566,000 increase in service charge income. Fees from mortgage banking operations decreased due to the increasing interest rate environment in 2004. Fees from accounts receivable financing decreased due to the decreased emphasis placed on this type of lending by management during the year.

Non-interest Expenses. Total non-interest expense increased from $7.6 million in 2003 to $10.2 million in 2004. This 34% increase was primarily due to the acquisition of FNB, increases in compensation associated with branch expansion and other growth and increases in occupancy and equipment expenses. Salaries and benefits expense was $4.9 million for the year ended December 31, 2004, representing a $1.0 million or 26% increase over the $3.9 million recorded for the prior year. Occupancy and equipment costs were $1.8 million for the year ended December 31, 2003 representing a $393,000 or 29% increase over the $1.4 million for the prior year. Data processing cost was $554,000 for the year ended December 31, 2004 representing a $19,000 or 4% increase over the $535,000 for the prior year.

Provision for Income Taxes. Bancshares had tax expense of $1.6 million, or 37.1% of income before income taxes, for the year ended December 31, 2004 compared to an income tax expense of $807,000 in 2003 or 36.7% of income before income taxes.

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

As of December 31, 2004, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $67.9 million, which represents 17.0% of total assets and 18.7% of total deposits and borrowings. Supplementing this liquidity, Bancshares has available lines of credit from correspondent banks of approximately $15.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $12.8 million outstanding from the FHLB at December 31, 2004). At December 31, 2004, outstanding commitments to extend credit were $7.5 million and available line of credit balances totaled $50.4 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.9% of Bancshares’ total deposits at December 31, 2004 a decrease from 63.1% at December 31, 2003 due to increased transactional deposit accounts. Bancshares’ growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 31.6% of Bancshares’ total deposits at December 31, 2004. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2004, both Bancshares and First National maintained capital levels exceeding the minimum levels for adequately capitalized bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2004, we exceeded our regulatory capital requirements.

	At December 31, 2004
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	9.88%	8.00%	10.00%
Tier 1 risk-based capital ratio	8.84%	4.00%	6.00%
Leverage ratio	7.64%	4.00%	5.00%

First National Bank of the Carolinas:
Total risk-based capital ratio	14.40%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.15%	4.00%	6.00%
Leverage ratio	10.59%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	13.54%	8.00%	NA
Tier 1 risk-based capital ratio	11.01%	4.00%	NA
Leverage ratio	9.45%	4.00%	NA

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a five-year decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of the Company’s assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2004
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans Receivable:
Real estate mortgage loans	$97,368	$2,542	$4,470	$47,246	$151,626
Home equity lines of credit	24,575	—	—	—	24,575
Commercial and industrial loans	67,934	1,796	2,888	13,293	85,911
Loans to individuals	13,428	2,528	2,695	12,162	30,813
Lease financing, net	1,923	1,433	2,790	9,031	15,177
Interest earning deposits with banks	6,521	—	—	—	6,521
Investment securities	2,381	5,550	1,160	44,928	54,019
Non-marketable equity securities	—	—	—	2,040	2,040

Total interest-earning assets	$214,130	$13,849	$14,003	$128,700	$370,682

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$29,532	$1,311	$2,622	$47,205	$80,670
Time	26,201	23,788	42,303	88,202	180,494
Borrowings (1)	32,541	—	1,000	6,710	40,251
Junior subordinated debentures	10,310	—	—	3,608	13,918

Total interest-bearing liabilities	$98,584	$25,099	$45,925	$145,725	$315,333

INTEREST SENSITIVITY GAP PER PERIOD	$115,546	$(11,250)	$(31,922)	$(17,025)	$55,349

CUMULATIVE INTEREST SENSITIVITY GAP	$115,546	$104,296	$72,374	$55,349	$55,349

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	31.17%	28.14%	19.52%	14.93%	14.93%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	217.21%	184.33%	142.67%	117.55%	117.55%

(1)	Includes advances from the Federal Home Loan Bank, securities sold under agreement to repurchase and capital lease obligations.

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

Bancshares’ significant accounting policies are described in Note 1 to the consolidated financial statements. Bancshares considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

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

Interest Income Recognition

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is generally not accrued on loans 120 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are non-accruing. Interest on non-accruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on non-accrual status, all interest previously accrued is reversed against current-period interest income.

Commitments, Contingencies and Off-Balance Sheet Arrangements

The Banks are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	2004	2003
	(Dollars in thousands)
Capital South Partnership commitment	$250	$250
Commitments to extend credit	4,175	5,149
Standby letters of credit	3,368	2,616
Undisbursed lines of credit	34,655	23,875
Undisbursed portion of construction loans	15,781	10,671

Total other commitments	$58,229	$42,561

The Bank does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the borrower.

Related Party Transactions

Bancshares’ related party transactions for the same three year period have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2004, Bancshares had loans outstanding to executive officers and directors totaling approximately $7.3 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $7.3 million in outstanding related party loans represents 2.3% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies form “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. For

Bancshares we anticipate that the provisions of this Statement are effective for the interim reporting period that begins July 1, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $79,000, $105,000, and $78,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

The trust preferred securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The junior subordinated debentures do not qualify as Tier 1 regulatory capital. On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that notwithstanding FIN 46, trust preferred securities will continue to be included in Tier 1 capital until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Banks would still exceed the regulatory required minimums for capital adequacy purposes.

THIS PAGE LEFT INTENTIONALLY BLANK

ITEM 7 – FINANCIAL STATEMENTS

AMERICAN COMMUNITY BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

American Community Bancshares, Inc. and Subsidiaries

Monroe, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and Subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

March 14, 2005

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$9,511,148	$7,329,679
Interest-earning deposits with banks	6,521,007	11,011,931
Investment securities available for sale, at fair value (cost of $52,002,147 and $50,030,236 at December 31, 2004 and 2003, respectively)	51,832,859	50,178,126
Investment securities held to maturity, at cost (fair value approximates $2,193,268 and $1,895,671 at December 31, 2004 and 2003, respectively)	2,185,951	1,891,368

Loans	307,987,863	204,532,505
Allowance for loan losses	(3,487,548)	(2,528,825)

NET LOANS	304,500,315	202,003,680

Accrued interest receivable	1,696,701	1,131,060
Bank premises and equipment	8,740,588	5,338,952
Foreclosed real estate	311,071	116,610
Non-marketable equity securities, at cost	2,040,299	1,041,700
Goodwill	9,838,173	—
Other assets	2,279,530	1,209,464

TOTAL ASSETS	$399,457,642	$281,252,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand - noninterest-bearing	$45,501,369	$29,782,031
Savings	11,501,456	6,197,384
Money market and NOW	69,168,911	40,865,287
Time	180,493,620	131,318,549

TOTAL DEPOSITS	306,665,356	208,163,251

Borrowings	12,777,778	13,444,444
Securities sold under agreement to repurchase	25,762,879	19,667,225
Capital lease obligation	1,709,896	1,707,579
Accrued expenses and other liabilities	1,651,357	581,414
Trust Preferred Securities	—	13,500,000
Junior subordinated deferrable interest debentures	13,918,260	—

TOTAL LIABILITIES	362,485,526	257,063,913

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized, 3,489,249 and 2,825,709 shares issued and outstanding, respectively	3,489,249	2,825,709
Additional paid-in capital	29,054,479	19,201,084
Retained earnings	4,531,618	2,070,985
Accumulated other comprehensive income (loss)	(103,230)	90,879

TOTAL STOCKHOLDERS’ EQUITY	36,972,116	24,188,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,457,642	$281,252,570

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
INTEREST INCOME
Loans, including fees	$16,387,241	$11,760,641	$10,380,593
Investment securities:
Taxable	1,617,946	1,165,636	758,072
Tax-exempt	122,121	53,907	—
Interest-earning deposits with banks	89,276	74,781	324,785

TOTAL INTEREST INCOME	18,216,584	13,054,965	11,463,450

INTEREST EXPENSE
Money market, NOW and savings deposits	404,119	313,515	335,677
Time deposits	4,058,070	3,707,276	4,064,354
Borrowings	545,181	579,540	446,199
Securities sold under agreement to repurchase	292,543	83,521	3,863
Capital lease obligation	140,688	140,506	140,337
Junior subordinated debentures	779,595	—	—
Trust preferred securities	—	344,751	303,408

TOTAL INTEREST EXPENSE	6,220,196	5,169,109	5,293,838

NET INTEREST INCOME	11,996,388	7,885,856	6,169,612

PROVISION FOR LOAN LOSSES	573,502	783,611	915,256

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,422,886	7,102,245	5,254,356

NON-INTEREST INCOME
Service charges on deposit accounts	2,305,688	1,739,835	1,231,175
Mortgage banking operations	364,506	516,942	488,018
Accounts receivable financing	85,194	93,680	95,776
Gain on sale of investment securities	106,290	—	40,770
Gain on sale of assets	27,504	—	—
Rental income	80,320	63,821	—
Other	367,964	230,190	174,070

TOTAL NON-INTEREST INCOME	3,337,466	2,644,468	2,029,809

NON-INTEREST EXPENSE
Salaries and employee benefits	4,860,411	3,854,140	2,999,608
Occupancy and equipment	1,755,367	1,362,645	1,093,897
Other	3,784,705	2,334,913	1,973,106

TOTAL NON-INTEREST EXPENSE	10,400,483	7,551,698	6,066,611

INCOME BEFORE INCOME TAXES (BENEFIT)	4,359,869	2,195,015	1,217,554

INCOME TAXES (BENEFIT)	1,616,665	807,000	(82,657)

NET INCOME	$2,743,204	$1,388,015	$1,300,211

NET INCOME PER COMMON SHARE
Basic	$.84	$.49	$.51

Diluted	$.75	$.48	$.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	3,274,837	2,824,376	2,569,385

Diluted	3,675,574	2,877,301	2,574,435

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance, January 1, 2002	1,642,241	$1,642,241	$12,239,926	$(391,291)	$86,359	$13,577,235

Comprehensive income:
Net income	—	—	—	1,300,211	—	1,300,211
Unrealized gains on available-for-sale securities, net	—	—	—	—	65,330	65,330

Total comprehensive income						1,365,541

Common stock issued pursuant to:
Stock dividend	164,635	164,635	(164,635)	—	—	—
Exercise of stock options	17,000	17,000	127,930	—	—	144,930
Sale of common stock	1,000,500	1,000,500	6,987,999	—	—	7,988,499

Balance, December 31, 2002	2,824,376	2,824,376	19,191,220	908,920	151,689	23,076,205

Comprehensive income:
Net income	—	—	—	1,388,015	—	1,388,015
Unrealized losses on available-for-sale securities, net	—	—	—	—	(60,810)	(60,810)

Total comprehensive income						1,327,205

Cash dividends declared ($.08 per share)	—	—	—	(225,950)	—	(225,950)

Common stock issued pursuant to:
Exercise of stock options	1,333	1,333	9,864	—	—	11,197

Balance, December 31, 2003	2,825,709	2,825,709	19,201,084	2,070,985	90,879	24,188,657

Comprehensive income:
Net income	—	—	—	2,743,204	—	2,743,204
Unrealized losses on available-for-sale securities, net	—	—	—	—	(194,109)	(194,109)

Total comprehensive income						2,549,095

Cash dividends declared ($.10 per share)	—	—	—	(282,571)	—	(282,571)

Purchase of FNB Bancshares, Inc.	617,343	617,343	9,571,919	—	—	10,189,262

Common stock issued pursuant to:
Exercise of stock options	34,997	34,997	175,076	—	—	210,073
Exercise of warrants	11,200	11,200	106,400	—	—	117,600

Balance, December 31, 2004	3,489,249	$3,489,249	$29,054,479	$4,531,618	$(103,230)	$36,972,116

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,743,204	$1,388,015	$1,300,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,223	1,003,987	569,035
Provision for loan losses	573,502	783,611	915,256
Deferred income taxes	191,842	142,939	(147,000)
Gain on sale of investment securities	(106,290)	—	(40,770)
Loss on sale of foreclosed real estate	6,599	22,882	516
(Gain) loss on disposal of fixed assets	(26,856)	760	—
Interest added to capital lease obligation	2,317	2,134	1,966
Change in assets and liabilities:
Increase in accrued interest receivable	(319,870)	(176,457)	(39,263)
(Increase) decrease in other assets	477,557	(260,132)	(354,350)
Increase (decrease) in accrued expenses and other liabilities	34,845	(351,513)	166,710

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,779,073	2,556,226	2,372,311

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(22,299,658)	(55,073,513)	(40,506,070)
Purchases of securities held to maturity	(300,000)	(1,894,095)	—
Proceeds from sales of securities available for sale	10,837,401	—	6,041,478
Proceeds from maturities, calls and principal re-payments of securities available for sale	16,593,908	31,782,975	19,660,632
Net increase in loans from originations and repayments	(47,206,857)	(39,588,410)	(24,887,324)
Purchases of bank premises and equipment	(1,151,381)	(1,206,596)	(1,126,293)
Proceeds from sale of bank premises and equipment	148,554	—	—
Proceeds from sale of foreclosed real estate	89,401	98,837	158,823
Investment in non-marketable equity securities	(277,738)	—	—
Purchase of Federal Home Loan Bank stock	(304,700)	(341,700)	—
Net cash disbursed in business combination	(2,706,716)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(46,577,786)	(66,222,502)	(40,658,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	24,312,865	23,807,079	3,583,653
Net increase in time deposits	12,921,709	10,041,274	15,822,642
Proceeds from issuance of common stock	327,673	11,197	8,133,429
Proceeds from issuance of trust preferred securities	—	10,000,000	1,500,000
Advances from Federal Home Loan Bank	—	7,000,000	—
Repayment of Federal Home Loan Bank Advances	(2,666,666)	(2,555,556)	—
Cash dividends paid on common stock	(282,571)	(225,950)	—
Net increase in securities sold under agreement to repurchase	4,876,248	17,091,628	2,575,597

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,489,258	65,169,672	31,615,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,309,455)	1,503,396	(6,671,122)

CASH AND CASH EQUIVALENTS, BEGINNING	18,341,610	16,838,214	23,509,336

CASH AND CASH EQUIVALENTS, ENDING	$16,032,155	$18,341,610	$16,838,214

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$(56,153,741)	$—	$—
Investment securities available for sale	(7,421,103)	—	—
Non-marketable equity securities	(416,161)	—	—
Bank premises and equipment	(3,070,947)	—	—
Deferred tax asset	(108,308)	—	—
Other assets acquired	(1,409,580)	—	—
Goodwill	(9,838,173)	—	—
Deposits	61,267,531	—	—
Securities sold under agreement to repurchase	1,219,406	—	—
Borrowings	2,000,000	—	—
Other liabilities assumed	1,035,098	—	—
Fair value of options exchanged	1,615,865	—	—
Issuance of stock	8,573,397	—	—

Net cash distributed in business combination	$(2,706,716)	$—	$—

Cash paid during the year for:
Interest	$6,046,108	$5,132,471	$5,278,604
Income taxes	1,168,952	1,130,523	241,379

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$290,461	$116,610	494,309
Change in unrealized gain on available-for-sale securities, net of tax	(194,109)	(60,810)	65,330

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1 - ORGANIZATION AND OPERATIONS

In April 2000, American Community Bancshares, Inc. (“Bancshares”) was formed as a holding company for American Community Bank. Upon formation, one share of Bancshares’ $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community Bank’s $5 par value common stock. Bancshares currently has no material operations and conducts no business on its own other than owning its wholly owned subsidiaries, American Community Bank and First National Bank of the Carolinas.

American Community Bank (“ACB”) was incorporated on November 13, 1998 and began banking operations on November 16, 1998. The Bank is engaged in general commercial and retail banking in Union and Mecklenburg Counties, North Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

First National Bank of the Carolinas (“FNB”) commenced operations on October 18, 1996 and was purchased by Bancshares on April 15, 2004. The Bank provides banking services to domestic markets principally in Cherokee County, South Carolina, and is operating under the rules and regulations of the Federal Deposit Insurance Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Bancshares, Inc., American Community Bank and First National Bank of the Carolinas, together referred to herein as the “Company.” All significant inter-company transactions and balances are eliminated in consolidation.

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

December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Non-marketable equity securities

As a requirement for membership, the Banks invest in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Bankers Bank, and the Federal Reserve Bank of Richmond. In addition, the Banks also invest in other equity investments for which the stock is not publicly traded. These investments are carried at cost.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2004, the Company had four stock-based compensation plans which are more fully described in Note 17. The Company accounts for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs have been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	2004	2003	2002
	(Dollars in thousands)
Net income:
As reported	$2,743	$1,388	$1,300
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(79)	(105)	(78)

Pro forma	$2,664	$1,283	$1,222

Basic net income per share:
As reported	$0.84	$0.49	$0.51
Proforma	0.81	0.45	0.48

Diluted net income per share:
As reported	$0.75	$0.48	$0.51
Proforma	0.72	0.45	0.47

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The components of other comprehensive income and related tax effects are as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available-for-sale securities	$(207,647)	$(81,941)	$130,067
Tax effect	78,906	21,131	(37,829)

Net of tax amount	(128,741)	(60,810)	92,238

Reclassification adjustment for losses (gains) realized in income	(106,290)	—	(40,770)
Tax effect	40,922	—	13,862

Net of tax amount	(65,368)	—	(26,908)

Total net of tax amount	$(194,109)	$(60,810)	$65,330

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2004	2003	2002
Weighted average number of common shares used in computing basic net income per share	3,274,837	2,824,376	2,569,385

Effect of dilutive stock options and warrants	400,737	52,925	5,050

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	3,675,574	2,877,301	2,574,435

For the year ended December 31, 2004, there were no options or warrants that were antidilutive for the year. During the years ended December 31, 2003 and 2002, there were 19,000 and 316,352 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year. The antidilutive options and warrants have been omitted from the calculation of diluted earnings per share for each period indicated.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

FIN 46

In January 2003, the FASB issued FASB interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provision of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also required certain disclosures of an entity’s relationship with variable interest entities.

The Company adoption of FIN 46R resulted in deconsolidation of the Company’s trust preferred subsidiaries, American Community Capital Trust I (“Capital Trust I”) and American Community Capital Trust II, Ltd (“Capital Trust II”) which were created for the sole purpose of issuing trust preferred securities. Historically, the junior subordinated debentures issued by the Company to the Trusts were included in trust preferred securities in the consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the trusts is now included in the consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected on the balance sheet.

EITF 03-01

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

SAB 105

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2004 and 2003:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$5,802,765	$1,501	$26,181	$5,778,085
Mortgage-backed securities	44,690,312	85,199	262,564	44,512,947
State and municipal bonds	1,102,262	30,242	—	1,132,504

	51,595,339	116,942	288,745	51,423,536

Marketable equity securities	406,808	2,515	—	409,323

Total securities available for sale	$52,002,147	$119,457	$288,745	$51,832,859

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,185,951	$12,132	$4,815	$2,193,268

Total securities held to maturity	$2,185,951	$12,132	$4,815	$2,193,268

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$11,307,869	$70,701	$9,524	$11,369,046
Mortgage-backed securities	38,722,367	176,471	89,758	38,809,080

Total securities available for sale	$50,030,236	$247,172	$99,282	$50,178,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$1,891,368	$8,326	$4,023	$1,895,671

Total securities held to maturity	$1,891,368	$8,326	$4,023	$1,895,671

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities at December 31, 2004 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2004
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$305	$304
Due after one year through five years	6,114	6,089
Due after five years through ten years	14,553	14,529
Due after ten years	32,809	32,695

Total	$53,781	$53,617

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

For the year ended December 31, 2004, proceeds from sales of investment securities available for sale amounted to $10,837,401. Gross realized gains in 2004 from these sales amounted to $106,290. For the year ended December 31, 2002, proceeds from sales of investment securities available for sale amounted to $6,041,478. Gross realized gains in 2002 from these sales amounted to $40,770. There were no sales of investment securities for the year ended December 31, 2003.

Securities with carrying values of $5,953,562 and $177,211 at December 31, 2004 and 2003, respectively, were pledged to secure public monies on deposit as required by law.

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003. The unrealized losses on investment securities are a result of volatility in the market during 2004. All unrealized losses on investment securities are considered by management to be temporary given the credit ratings on these investment securities and the short duration of the unrealized loss.

	2004
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$3,778,705	$26,181	$—	$—	$3,778,705	$26,181
Mortgage-backed securities	35,187,866	248,105	1,135,379	14,459	36,323,245	262,564

Held to maturity:
State and political	1,124,466	4,815	—	—	1,124,466	4,815

Total temporarily impaired securities	$40,091,037	$279,101	$1,135,379	$14,459	$41,226,416	$293,560

	2003
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$1,992,190	$9,524	$—	$—	$1,992,190	$9,524
Mortgage-backed securities	18,826,009	89,758	—	—	18,826,009	89,758

Total temporarily impaired securities	$20,818,199	$99,282	$—	$—	$20,818,199	$99,282

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 4 – NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

The aggregate cost of the Company’s cost method investments totaled $2,040,299 at December 31, 2004. Investments with an aggregate cost of $527,738 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $1,512,561 of investments, consisting of securities in Federal Home Loan Bank, the Federal Reserve Bank and Bankers Bank, amounted to $1,293,400, $143,300 and $75,861, respectively, at December 31, 2004. The Company estimated that the fair value equaled or exceeded the cost of these investments (that is, the investments were not impaired).

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2004 and 2003:

	2004		2003
	Amount	Percent	Amount	Percent
Real estate mortgage loans:
1-4 family	$27,160,666	8.81%	$15,894,273	7.77%
Commercial mortgage	84,621,067	27.47%	80,394,777	39.32%
Construction/development	39,843,601	12.93%	28,469,155	13.92%
Home equity lines of credit	24,575,318	7.98%	16,526,220	8.08%
Commercial and industrial loans	85,911,232	27.88%	41,120,855	20.11%
Loans to individuals	30,812,984	10.00%	8,671,761	4.25%
Lease financing, net	15,177,153	4.93%	13,396,864	6.55%

Subtotal	308,102,021	100.00%	204,473,905	100.00%

Allowance for loan losses	(3,487,548)		(2,528,825)
Net unamortized deferred costs	(114,158)		58,600

Total	$304,500,315		$202,003,680

Loans are primarily made in Union and Mecklenburg Counties of North Carolina and Cherokee County of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

At December 31, 2004 and 2003, respectively, there were $1,116,893 and $596,563 of loans past due 90 days or more which were still accruing interest. Impaired loans consist entirely of nonaccrual loans which aggregated approximately $881,280 and $330,067 and had related allowances for loan losses of $121,678 and $129,057 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $518,000 and $244,000, respectively. Nonaccrual loans did not materially affect interest income for the years ended December 31, 2004, 2003 and 2002.

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

Loans to directors and officers as a group at January 1, 2004	$5,451,760
Disbursements during year ended December 31, 2004	3,023,880
Amounts collected during year ended December 31, 2004	(1,164,735)

Loans to directors and officers as a group at December 31, 2004	$7,310,905

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2004, the Company had pre-approved but unused lines of credit totaling $3,192,966 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2004	2003	2002
Balance at beginning of year	$2,528,825	$2,375,000	$1,736,000

Provision charged to operations	573,502	783,611	915,256

Charge-offs	339,980	664,741	314,564
Recoveries	(40,124)	(34,955)	(38,308)

Net charge-offs	299,856	629,786	276,256

Allowance acquired from First National merger	685,077	—	—

Balance at end of year	$3,487,548	$2,528,825	$2,375,000

NOTE 6 - BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2004 and 2003:

	2004	2003
Land	$1,711,328	$661,668
Buildings and leasehold improvements	5,917,184	3,589,226
Furniture and equipment	3,348,280	2,802,305
Construction in progress	59,872	—

	11,036,664	7,053,199
Accumulated depreciation and amortization	(2,296,076)	(1,714,247)

Total	$8,740,588	$5,338,952

Depreciation and amortization expense amounting to $769,584, $505,528 and $434,077 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in occupancy and equipment expense.

NOTE 7 - DEPOSITS

Time deposits in denominations of $100,000 or more were $96,903,175 and $66,967,693 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

	Less than $100,000	$100,000 or more	Total
2005	$48,008,779	$44,282,863	$92,291,642
2006	24,515,059	36,268,532	60,783,591
2007	6,838,199	9,050,816	15,889,015
2008	2,182,899	1,029,946	3,212,845
2009	2,045,509	6,271,018	8,316,527
Thereafter	—	—	—

Total	$83,590,445	$96,903,175	$180,493,620

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 8 - BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, and obligations under a capitalized lease for the Bank’s main office facility. At December 31, 2004 and 2003, Federal Home Loan Bank advances were as follows:

2004	Call Feature	Amount	Rate
Due on October 3, 2005	None	$1,000,000	2.00% Fixed
Due on February 24, 2006	None	777,778	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on July 16, 2012	Callable by FHLB on January 18, 2005	1,000,000	3.90% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2005	5,000,000	3.45% Fixed

Total FHLB borrowings/ weighted average rate		$12,777,778	3.84%

2003	Call Feature	Amount	Rate
Due on June 28, 2004	None	$2,000,000	5.24% Fixed
Due on February 24, 2006	None	1,444,444	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2004	5,000,000	3.45% Fixed

Total FHLB borrowings/ weighted average rate		$13,444,444	4.10%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock of $1,293,400, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2004 was approximately $20,442,000. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

Securities sold under agreements to repurchase at December 31, 2004 consisted of daily repurchase agreements which generally mature within one to four days of $10,762,879 and agreements to repurchase with commercial brokers with fixed maturities as follows:

2004	Call Feature	Amount	Rate
Due on March 11, 2005	None	$15,000,000	2.08% Fixed

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. As of December 31, 2004, collateral pledged on securities sold under agreements to repurchase was $26,218,890.

Securities sold under agreements to repurchase at December 31, 2003 consisted of daily repurchase agreements which generally mature within one to four days of $4,667,225 and agreements to repurchase with commercial brokers with fixed maturities as follows:

2004	Call Feature	Amount	Rate
Due on March 16, 2004	None	$5,000,000	1.20% Fixed
Due on March 22, 2004	None	10,000,000	1.16% Fixed

Total securities sold under agreements to repurchase/ weighted average rate		$15,000,000	1.17%

The Company also had available lines of credit totaling $15.0 million from correspondent banks at December 31, 2004.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 9 - LEASES

Operating Leases

The Company has entered into non-cancelable operating leases for the land on which its main office is located and for other branch facilities and equipment. These leases have terms from five to thirty years. In 2002, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Marshville branch property and leased it back for a period of ten years with two renewal options for five years each. The leaseback has been accounted for as an operating lease. The gain of $147,156 realized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease. Future rentals under these leases are as follows:

	Related party	Other	Total
2005	$254,050	$256,947	$510,997
2006	222,813	169,327	392,140
2007	222,813	169,327	392,140
2008	222,813	169,327	392,140
2009	222,813	153,700	376,513
2010 - 2019	1,866,766	656,648	2,523,414

Total	$3,012,068	$1,575,276	$4,587,344

Total rent expense under operating leases was approximately $623,000, $582,000 and $400,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2004 and 2003 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $217,990 and $174,392 at December 31, 2004 and 2003, respectively.

At December 31, 2004, aggregate future minimum lease payments due under this capital lease obligation are as follows:

2005	$148,057
2006	148,057
2007	148,057
2008	148,057
2009	148,057
2010 - 2029	3,516,912

Total minimum lease payments	4,257,197
Less amount representing interest	(2,547,301)

Present value of net minimum lease payments	$1,709,896

Both the operating and capital leases regarding the Company’s main office discussed above are leased from a director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another director. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with another director. The lease has an initial term of ten years with two renewal options for five years each. Total lease payments of $419,553, $464,755 and $382,117 were paid to these directors under these leases during 2004, 2003 and 2002, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 10 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of American Community Capital Trust I and American Community Capital Trust II, Ltd, statutory trusts (the “Trusts”), which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $418,260 investment in the common equity of the Trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase in junior subordinated debentures. The Company is now recording greater interest expense and income received from the Trusts with no effect on net income. The income and interest expense received from and paid to the Trusts, respectively, is being included in the consolidated statements of income and comprehensive income as other non-interest income and expense. The increases to other non-interest income and expense would have been $344,751 and $303,408 for the years ended December 31, 2003 and 2002, respectively, had FIN 46R implemented on January 1, 2002.

The Company has Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) outstanding. The Junior Subordinated Debentures were issued from funds invested from the sale of trust preferred securities by American Community Capital Trust I and American Community Capital Trust II, Ltd., both of which are wholly owned by the Company.

On December 31, 2001 and March 1, 2002, $2.0 million and $1.5 million, respectively, of trust preferred securities were placed through American Community Capital Trust I (the “Capital Trust I”). The preferred securities pay cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred up to five years. Unpaid distributions will be accrued as a component of interest expense. The preferred securities issued in 2001 and 2002 are redeemable on March 1, 2007 or afterwards at the par of $1,000 per share. Redemption is mandatory at March 1, 2032. The proceeds of the preferred securities were invested by Capital Trust I in $3.5 million principal amount of 9% junior subordinated debentures of the Company due March 1, 2032.

On December 15, 2003, $10.0 million of trust preferred securities were placed through American Community Capital Trust II, Ltd. (the “Capital Trust II”). The preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities issued in 2003 are redeemable on December 15, 2008 or afterwards at par. Redemption is mandatory at December 15, 2033. The proceeds of the preferred securities were invested by Capital Trust II in $10.0 million principal amount of junior subordinated debentures of the Company due December 15, 2033.

The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. A portion of the preferred securities qualify as Tier I capital for regulatory capital purposes.

A description of the Junior Subordinated Debentures, previously classified as trust preferred securities, outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2004	2003
American Community
Capital Trust I	12/31/2001	2,000	9.00%	03/01/2032	$2,061,863	$2,000,000
American Community
Capital Trust I	03/01/2002	1,500	9.00%	03/01/2032	1,546,397	1,500,000
American Community
Capital Trust II	12/15/2003	10,000	4.4775%	12/15/2033	10,310,000	10,000,000

Total					$13,918,260	$13,500,000

NOTE 11 - OTHER CONTRACTS

The Company has entered into a non-cancelable contract with a third party for data processing services. The future minimum payment required under this contract for the year ending December 31, 2004 is as follows:

2004	$170,000

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 12 - INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(Dollars in thousands)
Current tax provision:
Federal	$1,300	$537	$481
State	280	127	62

	1,580	664	543

Deferred tax provision (benefit):
Federal	61	117	(121)
State	(24)	26	(26)

	37	143	(147)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	1,617	807	396

Decrease in valuation allowance	—	—	(479)

Net provision for income taxes (benefit)	$1,617	$807	$(83)

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2004	2003	2002
	(Dollars in thousands)
Benefits computed at statutory rate of 34%	$1,482	$746	$414

Effect of state income taxes	184	101	24
U. S. Government interest	(57)	(30)	(31)
Other	(8)	(10)	(11)
Decrease in deferred tax asset valuation allowance	—	—	(479)

Net provision for income taxes (benefit)	$1,617	$807	$(83)

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 12 - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2004 and 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,140	$819
Capital lease	88	70
Deferred gain on sale-leaseback	39	44
Nondeductible accrued expenses	231	—
Net unrealized losses on available-for-sale securities	66	—
Other	20	10

Total deferred tax assets	1,584	943
Valuation allowance	—	—

Net deferred tax assets	1,584	943

Deferred tax liabilities:
Premises and equipment	(288)	(270)
Core deposit intangible	(265)	—
Prepaid expenses	(114)	—
Net unrealized gains on available-for-sale securities	—	(57)

Total deferred tax liabilities	(667)	(327)

Net recorded deferred tax assets	$917	$616

Management has not recorded a valuation allowance at December 31, 2004 because they believe realization of the deferred tax assets is more likely than not.

NOTE 13 - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Postage, printing and office supplies	$317,654	$315,447	$236,956
Advertising and promotion	134,581	139,874	105,489
Travel, meals, dues and subscriptions	180,588	161,591	132,789
Telephone	168,765	111,451	103,405
Data processing and technology	553,614	535,298	411,838
Professional fees and contracted services	841,414	444,915	383,088
Lawsuit settlement charge	600,000	—	—
Other	988,089	626,337	599,541

Total	$3,784,705	$2,334,913	$1,973,106

NOTE 14 - REGULATORY MATTERS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The primary sources of funds for the payment of dividends by American Community Bancshares, Inc. are dividends received from its subsidiaries, American Community Bank and First National Bank of the Carolinas, combined with the proceeds from stock sold by the Company. American Community, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 14 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as adequately capitalized under the regulatory framework for prompt corrective action. As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized First National Bank of the Carolinas as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks’ category. Prompt corrective action provisions are not applicable to bank holding companies. The Company’s and the Banks’ actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$43,445	13.54%	$25,674	8.00%	$	N/A	N/A
American Community Bank	26,080	9.88%	21,107	8.00%		26,384	10.00%
First National Bank of the Carolinas	8,414	14.40%	4,675	8.00%		5,843	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	35,329	11.01%	12,837	4.00%		N/A	N/A
American Community Bank	23,335	8.84%	10,553	4.00%		15,830	6.00%
First National Bank of The Carolinas	7,684	13.15%	2,337	4.00%		3,506	6.00%

Tier 1 Capital to Average Assets:
Consolidated	35,329	9.45%	14,948	4.00%		N/A	N/A
American Community Bank	23,335	7.64%	12,221	4.00%		15,277	5.00%
First National Bank of The Carolinas	7,684	10.59%	2,903	4.00%		3,629	5.00%

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$40,127	18.12%	$17,719	8.00%	$	N/A	N/A
American Community Bank	21,094	9.48%	17,716	8.00%		22,145	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	32,130	14.51%	8,860	4.00%		N/A	N/A
American Community Bank	18,473	8.34%	8,858	4.00%		13,287	6.00%

Tier 1 Capital to Average Assets:
Consolidated	32,130	11.68%	11,003	4.00%		N/A	N/A
American Community Bank	18,473	6.76%	10,934	4.00%		13,667	5.00%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 15 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2004 is as follows:

Financial instruments whose contract amounts represent credit risk:

Capital South Partnership commitment	$250,000
Standby letters of credit	3,368,297
Commitments to extend credit	4,175,330
Undisbursed lines of credit	34,654,903
Undisbursed portion of construction loans	15,780,581

In the normal course of business, the Company is involved in various legal proceedings. The amount of any liability that may result from those proceedings, other than amounts disclosed in Note 21, in which the Company is currently involved cannot be determined at this time.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments for which fair value disclosures are required include cash and due from banks, interest-earning deposits with banks, investment securities, loans, Federal Home Loan bank stock, accrued interest, deposits, borrowings, securities sold under agreements to repurchase, trust preferred securities and junior subordinated debentures. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans

For certain homogenous categories of loans, such as residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is

Non-marketable equity securities

The carrying value of Federal Home Loan Bank stock, Bankers Bank stock, and Federal Reserve stock, approximates fair value based on the redemption provisions of the Banks.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market, and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings, Securities Sold Under Agreements to Repurchase, Junior subordinated debentures, and Trust Preferred Securities

The fair values are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements.

Financial Instruments with Off-Balance Sheet Risk

With regard to financial instruments with off-balance sheet risk discussed in Note 15, it is not practicable to estimate the fair value of future financing commitments. The large majority of commitments to extend credit and standby letters of credit are at variable rates and/or have relatively short terms to maturity. Therefore, the fair value for these financial instruments is considered to be immaterial.

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2004 and 2003:

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,511	$9,511	$7,330	$7,330
Interest-earning deposits with banks	6,521	6,521	11,012	11,012
Securities available for sale	52,002	51,833	50,178	50,178
Securities held to maturity	2,186	2,193	1,892	1,896
Loans	304,500	305,009	202,004	202,928
Accrued interest receivable	1,697	1,697	1,131	1,131
Non-marketable equity securities	1,513	1,513	792	792

Financial liabilities:
Deposits	306,665	284,540	208,163	193,172
Borrowings	12,778	12,899	13,444	12,954
Securities sold under agreement to repurchase	25,763	25,763	19,667	19,667
Junior subordinated debentures	13,918	13,471	—	—
Trust preferred securities	—	—	13,500	14,040

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of 3.0% of each employee’s salary. Contributions are funded when accrued. Expenses totaled $68,430, $54,494 and $45,491 for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock Option Plans

The Company has four stock option plans; the 1999 Employee Stock Option Plan (the “Employee Plan”), the 1999 Director Stock Option Plan (the “Director Plan”), the 2002 Incentive Stock Option Plan (the “Incentive Plan”), and the 2003 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). The 1999 plans each make available options to purchase 164,126 shares of the Company’s common stock for an aggregate number of common shares reserved for options under these plans of 328,252. The options granted under the Director Plan vested immediately at the time of grant, while the options granted under the Employee Plan vest over a five-year period. The Incentive Plan makes available options to purchase 90,200 shares of the Company’s common stock at a price not less than the fair value of the Company’s common shares on the date of grant. The options granted under the Incentive Plan vest over a five-year period. During 2003 the Company adopted, with shareholder approval, the Nonstatutory Plan. The Nonstatutory plan makes available options to purchase 25,000 shares on the date of grant. The options granted to directors under the Nonstatutory Option Plan vest over a three-year period, beginning one year from the date of grant.

Unexercised options for all of the aforementioned plans expire ten years after the date of grant. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2004, 2003 and 2002, after retroactively adjusting for the stock dividend paid in 2003, is as follows:

		Outstanding Options
	Shares available for future grants	Number outstanding	Weighted average exercise price
At December 31, 2000	—	328,253	$8.33
Adoption of the 2002 Incentive Option Plan	90,200	—	—
Options granted	(41,208)	41,208	7.11
Options exercised	—	—	—
Options forfeited	1,452	(1,452)	8.33

At December 31, 2001	50,444	368,009	8.20
Adoption of the 2003 Nonstatutory Stock Option Plan	25,000	—	—
Options granted	(35,200)	35,200	9.02
Options exercised		(17,399)	8.33
Options forfeited	23,850	(23,850)	8.13

At December 31, 2002	64,094	361,960	8.27
Options granted	(19,000)	19,000	11.90
Options exercised		(1,333)	8.40
Options forfeited	5,940	(5,940)	7.62

At December 31, 2003	51,034	373,687	8.47
FNB options		195,826	5.55
Options granted	(48,034)	48,034	13.34
Options exercised		(34,997)	6.00
Options forfeited	8,132	(8,132)	8.60

At December 31, 2004	11,132	574,418	$8.08

	2004	2003	2002
Assumptions in estimating option values:
Risk-free interest rate	2.25%	2.25%	2.50%
Dividend yield	.97%	.97%	—
Volatility	14.50%	14.70%	13.27%
Expected life	7 years	7 years	7 years

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

At December 31, 2004, there were 486,400 exercisable options with a weighted average exercise price of $7.42. At December 31, 2003, there were 285,321 exercisable options with a weighted average exercise price of $8.24. Of the total options outstanding at December 31, 2004 and 2003, the remaining average contractual lives were five and six years, respectively. The range of exercise prices associated with options outstanding at December 31, 2004 was $5.55 to $8.33 and $8.40 to $13.38. The range of exercise prices associated with options outstanding at December 31, 2003 was $8.13 to $11.90.

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

NOTE 18 - SALE OF COMMON STOCK

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

NOTE 19 - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002:

Condensed Statements of Financial Condition

December 31, 2004 and 2003

	2004	2003
Assets:
Cash and due from banks	$142,983	$86,058
Interest earning deposits with banks	7,696,900	17,936,029
Investment in securities available for sale	403,469	—
Investment in American Community Bank	23,213,898	18,563,584
Investment in First National Bank of the Carolinas	18,318,937	—
Investment in American Community Capital Trust I	108,260	108,260
Investment in American Community Capital Trust II, Ltd.	310,000	310,000
Due from American Community Bank	650,969	—
Other assets	256,182	1,102,986

Total Assets	$51,101,598	$38,106,917

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust I	$3,608,260	$3,608,260
Due to American Community Capital Trust II, Ltd.	10,310,000	10,310,000
Due to First National Bank of the Carolinas	211,222	—

Total Liabilities	14,129,482	13,918,260

Stockholders’ Equity:
Common stock	3,489,249	2,825,709
Additional paid-in capital	29,054,479	19,201,084
Retained earnings	4,531,618	2,070,985
Accumulated other comprehensive income (loss)	(103,230)	90,879

Total stockholders’ equity	36,972,116	24,188,657

Total Liabilities and Stockholders’ Equity	$51,101,598	$38,106,917

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 19 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income:
Interest-earning deposits with banks	$664,925	$341,346	$98,239

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	779,595	344,751	303,408

Non-interest income:
Equity in earnings of American Community Bank	2,162,823	1,440,542	1,555,552
Equity in earnings of First National Bank of the Carolinas	677,000	—	—

Total non-interest income	2,839,823	1,440,542	1,555,552

Non-interest expense:
Professional fees	18,138	27,380	12,908
Other	30,811	21,742	37,264

Total non-interest expense	48,949	49,122	50,172

Income before taxes	2,676,204	1,388,015	1,300,211
Income tax benefit	(67,000)	—	—

Net income	$2,743,204	$1,388,015	$1,300,211

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 19 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,743,204	$1,388,015	$1,300,211
Equity in earnings of subsidiaries	(2,839,823)	(1,440,542)	(1,555,552)
Decrease (increase) in other assets	195,835	(918,743)	(261,470)

Net cash used by operating activities	99,216	(971,270)	(516,811)

Cash flows from investing activities:
Upstream dividends received from American Community Bank	—	—	292,500
Purchases of investments available for sale	(403,469)	—	—
Investment in American Community Bank	(2,700,000)	—	(1,500,000)
Investment in First National Bank of the Carolinas	(7,434,275)
Investment in American Community
Capital Trust I	—	—	(46,400)
Investment in American Community
Capital Trust II	—	(310,000)	—

Net cash used by investing activities	(10,537,744)	(310,000)	(1,253,900)

Cash flows from financing activities:
Junior subordinated debentures issued to American Community Capital Trust I	—	—	1,546,400
Junior subordinated debentures issued to American Community Capital Trust II	—	10,310,000	—
Proceeds from advances from subsidiaries	211,222	—	—
Proceeds from issuance of common stock	327,673	11,197	8,133,429
Cash dividends paid on common stock	(282,571)	(225,950)	—

Net cash provided by financing activities	256,324	10,095,247	9,679,829

Increase (decrease) in cash and cash equivalents	(10,182,204)	8,813,977	7,909,118

Cash and cash equivalents, beginning	18,022,087	9,208,110	1,298,992

Cash and cash equivalents, ending	$7,839,883	$18,022,087	$9,208,110

NOTE 20- BUSINESS COMBINATION

On November 5, 2003, the Company entered into an Agreement and Plan of Merger with FNB Bancshares, Inc., a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas. The acquisition was approved at a special shareholders’ meeting on March 4, 2004 and the transaction took place effective at the close of business on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 619,044 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of First National subsequent to April 15, 2004 included in the Company’s financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 20- BUSINESS COMBINATION (Continued)

A summary of the total purchase price of the transaction is as follows:

(Dollars in thousands)

Fair value of common stock issued	$8,574
Cash paid for shares	7,080
Fair value of stock options exchanged	1,616
Transaction costs	392

Total purchase price	$17,662

A summary of the estimated fair value of the First National assets acquired and liabilities assumed is as follows:

(Dollars In thousands)

Cash and cash equivalents	$4,374
Investment securities available for sale	7,421
Non-marketable securities	416
Loans receivable	56,839
Allowance for loan losses	(685)
Premises and equipment	3,071
Deferred tax asset	108
Goodwill	9,838
Other assets	1,410
Deposits	(61,268)
Borrowings	(2,000)
Securities sold under agreement to repurchase	(1,219)
Other liabilities	(1,035)

Net assets acquired	17,270
Transaction costs	392

Total purchase price	$17,662

The following table reflects the unaudited pro forma combined results of operations for the years ended December 31, 2004 and 2003, assuming the acquisition had occurred at the beginning of the fiscal year 2003.

	2004	2003
	(In Thousands, except per share data)
Net interest income	$12,897	$10,947
Net income	3,074	1,856
Net income per common share- Basic	.89	.54
Net income per common share- Diluted	.80	.53

The pro forma net income for the twelve months ended December 31, 2004 does not reflect approximately $398,000 in acquisition related costs incurred by First National. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2004.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 21 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill arose from the 2004 purchase of First National. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company in conjunction with the business combination of First National amounted to $9,838,173 as of December 31, 2004.

Other intangible assets were acquired in conjunction with the purchase of First National. Subject to the provisions of SFAS No. 142, such other intangible assets, which consist entirely of deposit base premiums acquired through business acquisitions, are amortized over the lives of the related acquired deposit relationships. In accordance with the Company’s estimate of approximate lives of the acquired deposit relationships, an 8 year straight-line amortization schedule has been established for the other intangible assets. The Company will continue to evaluate amortization periods and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant. The initial deposit premium associated with the purchase of First National was $854,329. Amortization of these other intangible assets amounted to $75,650 for the year ended December 31, 2004. The estimated amortization expense on intangible assets acquired from First National for the years ending December 31, 2005 through 2008 is $106,800 annually. The Company had no other intangible assets.

NOTE 22 – SUBSEQUENT EVENT

On May 11, 2004, a Mecklenburg County, North Carolina jury returned a $631,600 verdict against ACB. The verdict was the result of a suit brought by MC Contractors, Inc., f/k/a Mann Contractors (“Mann”). The case involved an account opened at ACB in 2001 on behalf of Mann by a person, who was, at the time, Vice President, Secretary, Director and a 50% owner of Mann. Reflected in the 2004 financials is a $600,000 charge to pre-tax earnings for a proposed settlement of the lawsuit. The lawsuit was subsequently settled in February of 2005 for $600,000.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8a – CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8b – OTHER INFORMATION

Not applicable.

PART III

ITEM 9 – DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the sections captioned “Proposal 1: Election of Directors,” “Executive Officers,” and “Required Reports of Beneficial Ownership” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics is available at http://www.americancommunitybank.com.

ITEM 10 – EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation” and “Executive Compensation” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 11 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections captioned “Ownership of Voting Securities” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1999 Incentive:
	146,595	$9.05	132
	1999 Nonstatutory:
	164,127	$8.33	-0-
	2001 Incentive:
	78,200	$10.51	10,000
	2002 Nonstatutory:
	22,667	$9.75	1,000
	1997 FNB Plan:
	162,829	$5.55	-0-

Equity compensation plans not approved by security holders	None	None	None

Total	574,418	$8.08	11,132

ITEM 12 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13 – EXHIBITS

(a) Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “Report of the Audit Committee” and “Proposal 2: Ratification of Independent Public Accountants” in the 2005 Annual Meeting Proxy Statement are incorporated herewith by reference.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2005	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton Randy P. Helton, President, Chief Executive Officer and Director	March 25, 2005

/s/ Dan R. Ellis, Jr. Dan R. Ellis, Jr., Chief Financial Officer	March 25, 2005

/s/ Robert D. Dinsmore Robert D. Dinsmore, Director	March 25, 2005

/s/ Frank L. Gentry Frank L. Gentry, Director	March 25, 2005

/s/ Thomas J. Hall Thomas J. Hall, Director	March 25, 2005

/s/ Larry S. Helms Larry S. Helms, Director	March 25, 2005

/s/ Bill H. Mason Bill H. Mason, Director	March 25, 2005

/s/ V. Stephen Moss V. Stephen Moss, Director	March 25, 2005

/s/ Peter A. Pappas Peter A. Pappas, Director	March 25, 2005

/s/ L. Steven Phillips L. Steven Phillips, Director	March 25, 2005

/s/ Alison J. Smith Alison J. Smith, Director	March 25, 2005

/s/ L. Carlton Tyson L. Carlton Tyson, Director	March 25, 2005

/s/ David D. Whitley David D. Whitley, Director	March 25, 2005

/s/ Gregory N. Wylie Gregory N. Wylie, Director	March 25, 2005

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s Bylaws *

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (included as Exhibit A of Exhibit 10(ix))***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option plan*****

21	Subsidiaries of Registrant (Filed herewith)

99	Registrant’s Definitive Proxy Statement ******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from exhibit 10.5 to Registrant’s Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.