Form 10-Q
period 2005-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2005-05-03
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 8, 2005, 3,737,383 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 14 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004*
	(In Thousands)
ASSETS

Cash and due from banks	$11,478	$9,511
Interest-earning deposits with banks	5,833	6,521
Investment securities available for sale at fair value	47,495	51,833
Investment securities held to maturity at cost	2,185	2,186
Loans	312,970	307,988
Allowance for loan losses	(3,562)	(3,488)

NET LOANS	309,408	304,500
Accrued interest receivable	1,842	1,697
Bank premises and equipment	9,171	8,741
Foreclosed real estate	221	311
Non-marketable equity securities	2,139	2,040
Goodwill	9,838	9,838
Other assets	2,492	2,280

TOTAL ASSETS	$402,102	$399,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand- non-interest bearing	$46,120	$45,501
Savings	12,830	11,501
Money market and NOW	70,660	69,169
Time	184,887	180,494

TOTAL DEPOSITS	314,497	306,665

Borrowings	12,611	12,778
Federal funds purchased	7,000	—
Securities sold under agreement to repurchase	11,282	25,763
Capital lease obligation	1,710	1,710
Accrued expenses and other liabilities	1,626	1,652
Junior subordinated deferrable interest debentures	13,918	13,918

TOTAL LIABILITIES	362,644	362,486

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $1 par value, 9,000,000 shares authorized; 3,706,806 and 3,489,249 issued and outstanding, respectively	3,707	3,489
Additional paid-in capital	30,906	29,054
Retained earnings	5,400	4,532
Accumulated other comprehensive loss	(555)	(103)

TOTAL STOCKHOLDERS’ EQUITY	39,458	36,972

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$402,102	$399,458

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$5,138	$3,127
Investments	490	401
Interest-earning deposits with banks	44	6

TOTAL INTEREST INCOME	5,672	3,534

INTEREST EXPENSE
Money market, NOW and savings deposits	204	49
Time deposits	1,281	889
Borrowings	496	408

TOTAL INTEREST EXPENSE	1,981	1,346

NET INTEREST INCOME	3,691	2,188

PROVISION FOR LOAN LOSSES	109	118

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,582	2,070

NON-INTEREST INCOME
Service charges on deposit accounts	513	465
Mortgage operations	88	66
Gain on sale of investment securities	10	58
Other	136	113

TOTAL NON-INTEREST INCOME	747	702

NON-INTEREST EXPENSE
Salaries and employee benefits	1,350	1,011
Occupancy and equipment	485	369
Other	813	634

TOTAL NON-INTEREST EXPENSE	2,648	2,014

INCOME BEFORE INCOME TAXES	1,681	758

INCOME TAXES	633	283

NET INCOME	$1,048	$475

NET INCOME PER COMMON SHARE
BASIC	$.29	$.17

DILUTED	$.26	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	3,598,295	2,826,039

DILUTED	4,055,590	3,145,162

DIVIDEND DECLARED PER COMMON SHARE	$0.05	$0.10

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,048	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	268
Provision for loan losses	109	118
Loss (gain) on sale of foreclosed real estate	(11)	7
Gain on sale of securities available for sale	(10)	(58)
Change in assets and liabilities
Increase in accrued interest receivable	(145)	(53)
Increase (decrease) in other assets	35	(381)
Increase (decrease) in accrued expenses and other liabilities	(26)	268

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,294	644

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(2,000)	(7,067)
Proceeds from sale of securities available for sale	2,801	4,048
Proceeds from maturities, calls and principal repayments of investment securities	2,750	6,288
Net increase in loans from originations and repayments	(5,019)	(7,536)
Purchases of bank premises and equipment	(625)	(69)
Proceeds from sale of foreclosed real estate	103	89
Redemption (purchase) of Federal Home Loan Bank stock	(99)	119

NET CASH USED BY INVESTING ACTIVITIES	(2,089)	(4,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	3,439	4,020
Net increase (decrease) in time deposits	4,393	(1,350)
Net decrease in advances from Federal Home Loan Bank	(167)	(167)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(7,481)	(224)
Cash paid for dividends	(180)	(283)
Proceeds from common stock sold, net	2,070	17

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,074	2,013

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,279	(1,471)

CASH AND CASH EQUIVALENTS, BEGINNING	16,032	18,342

CASH AND CASH EQUIVALENTS, ENDING	$17,311	$16,871

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiaries, American Community Bank (“ACB”) and First National Bank of the Carolinas (“FNB”) collectively. All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2005, loan commitments are as follows:

Undisbursed lines of credit	$62,490,686
Stand-by letters of credit	3,185,514
Loan commitments	6,070,905

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

	Three months ended March 31,
	2005	2004
Weighted average number of common shares used in computing basic net income per share	3,598,295	2,826,039
Effective of dilutive stock options and warrants	457,295	319,123

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,055,590	3,145,162

For the quarter ended March 31, 2005, there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $596,000 and $583,000 for the three months ended March 31, 2005 and 2004.

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

	Three months ended March 31,
	2005	2004
Net income:
As reported	$1,048,000	$475,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(15,100)	(17,300)

Pro forma	$1,032,900	$457,700

Basic net income per share
As reported	$0.29	$0.17
Proforma	0.26	0.16

Diluted net income per share
As reported	0.29	0.15
Proforma	0.25	0.15

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in the consolidated financial statements, our net income for the quarters ended March 31, 2005 and 2004 would have decreased by approximately $15,100 and $17,300, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s operations, pricing, products, and services. There are no pending legal proceedings other than those incurred in the normal course of business to which the Company or subsidiaries are a party, or of which any of their property is the subject.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2005 AND DECEMBER 31, 2004

Total assets at March 31, 2005 increased by $2.6 million or 0.65% to $402.1 million compared to $399.5 million at December 31, 2004. The Company had earning assets of $370.6 million at month-end March 31, 2005 consisting of $313.0 million in gross loans, $51.8 million in investment securities and other non-marketable equity securities and $5.8 million in overnight investments. Total deposits as of March 31, 2005 increased by $7.8 million or 2.5% to $314.5 million compared to $306.7 million at December 31, 2004. Total borrowed money as of March 31, 2005 decreased $7.7 million or 14.2% to $46.5 million compared to $54.2 million at December 31, 2004. Stockholders’ equity was $39.5 million at March 31, 2005 compared to $37.0 million at December 31, 2004 for an increase of $2.5 million or 6.8%. The increase resulted from net income of $1,048,000, the exercise of stock options and warrants which provided net proceeds of $2.1 million, offset by other comprehensive loss of $452,000 and the payment of a cash dividend in the amount of $180,000.

The Company recorded a $109,000 provision for loan losses for the quarter ended March 31, 2005, representing a decrease of $9,000 or 7.6% from the $118,000 provision for the quarter ended March 31, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $5.0 million during the quarter ended March 31, 2005. The allowance for loan losses at March 31, 2005 of $3.6 million equaled 1.14% of total loans outstanding and 469% of non-performing loans, which totaled $759,000. The allowance for loan losses at December 31, 2004 of $3.5 million equaled 1.13% of total loans outstanding and 396% of non-performing loans which totaled $881,000.

The Company had investment securities available for sale of $47.5 million at March 31, 2005. The portfolio decreased by $4.3 million or 8.3% from the $51.8 million balance at December 31, 2004 as the Company sold two available for sale securities resulting in a gain of $10,000. In addition the Company had investment securities held to maturity of $2.2 million at March 31, 2005 and December 31, 2004.

Interest-earning deposits with banks at March 31, 2005 decreased by $700,000 or 10.8% to $5.8 million compared to $6.5 million at December 31, 2004. This decrease was primarily a result of the increase in cash and due from banks. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at March 31, 2005 increased by $2.6 million or 8.0% to $35.0 million compared to $32.4 million at December 31, 2004. The increase is primarily attributable to an increase of $2.0 million to $11.5 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $145,000 to $1.8 million at March 31, 2005 as a result of the timing in the collection of interest income and the growth in the loan portfolio. Bank premises and equipment was $9.2 million at March 31, 2005, an increase of

$430,000 from December 31, 2004. The net increase resulted from purchases of $67,000 and $558,000 in construction costs to date on two new branches offset by depreciation of $195,000. Foreclosed real estate decreased by $90,000 as a result of the sale of a 1-4 family property resulting in a gain of $11,000. Other assets increased by $212,000 at March 31, 2005 to $2.5 million primarily as a result of an increase in other receivables.

Total deposits increased $7.8 million or 2.5% from $306.7 million at December 31, 2004 to $314.5 million at March 31, 2005. The composition of the deposit base, by category, at March 31, 2005 is as follows: 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits. All categories experienced increases over the three-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $619,000 or 1.4%; savings deposits, $1.3 million or 11.6%; money market, $1.5 million or 2.2%, and time deposits, $4.4 million or 2.4%. Time deposits of $100,000 or more totaled $105.9 million, or 34% of total deposits at March 31, 2005. The composition of deposits at December 31, 2004 was 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2005 of $12.6 million with maturity dates ranging from October 2005 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2004 was $12.8 million with maturity dates ranging from October 2005 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase, secured by certain of the Company’s investment securities, decreased $14.5 million or 29.0% from $25.8 million at December 31, 2004 to $11.3 million at March 31, 2005. Commercial repurchase agreements totaling $15.0 million were paid off to reduce the Company’s exposure to rising short-term rates. The Company borrowed $7.0 million in federal funds purchased to fund short-term liquidity needs during the quarter. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2005 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities decreased $26,000 or 1.6% to $1.6 million at March 31, 2005 from $1.7 million at December 31, 2004.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net Income The Company generated net income for the three months ended March 31, 2005 of $1,048,000 compared to a profit for the three months ended March 31, 2004 of $475,000. On a fully diluted per share basis earnings were $.26 for 2005 compared to $.15 for 2004. Return on average assets was 1.05% and 0.69% and return on average equity was 11.11% and 7.84% for the three months ended March 31, 2005 and 2004, respectively. Earnings for the three months ended March 31, 2005 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income. The April 15, 2004 FNB acquisition contributed $256,000 to the increase in net income.

Net Interest Income. Net interest income increased $1.5 million from $2.2 million for the three months ended March 31, 2004 to $3.7 million for the three months ended March 31, 2005. Total interest income benefited from growth in average earning assets combined with the FNB acquisition which contributed $828,000 to the increase.

Total average earning assets increased $105.9 million or 40.3% from an average of $263.0 million during the first quarter of 2004 to an average of $371.9 million during the first quarter of 2005. The Company experienced strong loan growth with average loan balances increasing by $98.7 million. The acquisition of FNB added approximately $58.3 million of the $98.7 million increase in average loans. The increase in average balances for investment securities and interest-earning deposits was $7.2 million. Average interest-bearing liabilities increased by $96.5 million during the first quarter of 2005 of which $91.5 million was attributable to deposits while borrowings increased $5.0 million. The acquisition of FNB contributed $60.1 million in average deposits and $4.6 million in average borrowings.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2005 was 4.03% compared to 3.38% for the same quarter in 2004. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to seven increases in short-term rates by the Federal Open Market Committee since the first quarter of 2004. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 78 basis points from 2.84% in the quarter ended March 31, 2004 to 3.62% for the same quarter in 2005.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended March 31, 2005 was $109,000, representing a $9,000 or 7.6% decrease from the $118,000 recorded for the quarter ended March 31, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income increased by $45,000 or 6.4% to $747,000 for the three months ended March 31, 2005 compared with $702,000 for the same period in the prior year. The acquisition of FNB contributed $134,000 to the increase in non-interest income. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 16.8% for the three months ended March 31, 2005 from 24.3% for the same period in the prior year primarily as a result of the increase in the Company’s net interest margin from 3.38% to 4.03%. The largest components of non-interest income were service charges on deposit accounts of $513,000 for the quarter ended March 31, 2005 as compared to $465,000 for the same period in 2004 or a 10.3% increase and fees from mortgage banking operations of $88,000 in 2005 as compared to $66,000 in 2004 or a 33.3% increase.

Non-interest Expense. Total non-interest expense increased from $2.0 million for the three months ended March 31, 2004 to $2.6 million for the same period in 2005. This 31.5% increase was primarily due to increased expenses associated with the acquisition of FNB, which accounted for $542,000 of the $634,000 increase and increased expenses related to the anticipated opening of two new branches in the second quarter of 2005.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.7% and 37.3% for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of March 31, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $64.8 million, which represents 16.1% of total assets and 18.0% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $20.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $12.6 million outstanding from the FHLB at March 31, 2005). At March 31, 2005, outstanding commitments to extend credit were $6.1 million and available line of credit balances totaled $62.5 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.8% of the Company’s total deposits at March 31, 2005, and 58.9% at December 31, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 34% of the Company’s total deposits at March 31, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At March 31, 2005, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. The Company does not maintain a trading account nor is the Company subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Company’s asset/liability management function, which is discussed above in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources”.

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2004.

Item 4. Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 5/2/2005	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 5/2/2005	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer