Form 10-Q
period 2005-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2005-08-11
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of July 15, 2005, 4,533,633 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 21 pages.

Part I. Financial Information

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004*
	(In Thousands)
ASSETS

Cash and due from banks	$13,518	$9,511
Interest-earning deposits with banks	2,970	6,521
Investment securities available for sale at fair value	51,070	51,833
Investment securities held to maturity at cost	2,183	2,186
Loans	326,266	307,988
Allowance for loan losses	(3,738)	(3,488)

NET LOANS	322,528	304,500

Accrued interest receivable	1,915	1,697
Bank premises and equipment	10,032	8,741
Foreclosed real estate	176	311
Non-marketable equity securities	1,996	2,040
Goodwill	9,838	9,838
Other assets	3,116	2,280

TOTAL ASSETS	$419,342	$399,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand- non-interest bearing	$51,702	$45,501
Savings	11,539	11,501
Money market and NOW	73,183	69,169
Time	193,466	180,494

TOTAL DEPOSITS	329,890	306,665

Borrowings	12,444	12,778
Federal funds purchased	2,040	—
Securities sold under agreement to repurchase	8,937	25,763
Capital lease obligation	1,710	1,710
Accrued expenses and other liabilities	1,218	1,652
Junior subordinated deferrable interest debentures	13,918	13,918

TOTAL LIABILITIES	370,157	362,486

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,533,633 and 3,489,249 issued and outstanding, respectively	4,534	3,489
Additional paid-in capital	38,703	29,054
Retained earnings	6,239	4,532
Accumulated other comprehensive loss	(291)	(103)

TOTAL STOCKHOLDERS’ EQUITY	49,185	36,972

Commitments (Note B)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,342	$399,458

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$5,463	$3,949	$10,601	$7,075
Investments	504	459	994	861
Interest-earning deposits with banks	36	13	80	19

TOTAL INTEREST INCOME	6,003	4,421	11,675	7,955

INTEREST EXPENSE
Money market, NOW and savings deposits	235	83	439	132
Time deposits	1,419	977	2,700	1,866
Borrowings	462	432	958	840

TOTAL INTEREST EXPENSE	2,116	1,492	4,097	2,838

NET INTEREST INCOME	3,887	2,929	7,578	5,117

PROVISION FOR LOAN LOSSES	182	140	291	259

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,705	2,789	7,287	4,858

NON-INTEREST INCOME
Service charges on deposit accounts	585	585	1,098	1,050
Mortgage operations	133	108	221	174
Gain on sale of investment securities	—	—	10	58
Other	162	189	298	302

TOTAL NON-INTEREST INCOME	880	882	1,627	1,584

NON-INTEREST EXPENSE
Salaries and employee benefits	1,400	1,316	2,750	2,327
Occupancy and equipment	527	440	1,012	809
Professional fees	294	294	532	435
Other	675	580	1,250	1,072

TOTAL NON-INTEREST EXPENSE	2,896	2,630	5,544	4,643

INCOME BEFORE INCOME TAXES	1,689	1,041	3,370	1,799

INCOME TAXES	623	386	1,256	669

NET INCOME	$1,066	$655	$2,114	$1,130

NET INCOME PER COMMON SHARE
BASIC	$.25	$.20	$.54	$.37

DILUTED	$.24	$.18	$.51	$.33

DIVIDENDS DECLARED PER COMMON SHARE	$.05	$—	$.10	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,267,577	3,344,713	3,934,785	3,085,376

DILUTED	4,462,648	3,703,920	4,130,456	3,459,139

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2005 and 2004

	Six months ended June 30, 2005	Six months ended June 30, 2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,114	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	594	568
Provision for loan losses	291	259
Loss (gain) on sale of foreclosed real estate	(11)	7
Gain on sale of securities available for sale	(10)	(58)
Change in assets and liabilities
Increase in accrued interest receivable	(218)	(30)
Increase in other assets	(777)	(628)
Increase in capital lease obligations	—	2
Increase (decrease) in accrued expenses and other liabilities	(434)	361

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,549	1,611

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(8,195)	(7,471)
Purchases of investment securities held to maturity	—	(300)
Proceeds from sale of securities available for sale	2,801	4,048
Proceeds from maturities, calls and principal repayments of investment securities	5,736	10,641
Net increase in loans from originations and repayments	(18,321)	(22,785)
Purchases of bank premises and equipment	(1,698)	(189)
Proceeds from sale of foreclosed real estate	148	89
Redemption (purchase) of Federal Home Loan Bank stock	(99)	119
Redemption of Federal Reserve Stock	143	—
Net cash disbursed in business combination	—	(2,707)

NET CASH USED BY INVESTING ACTIVITIES	(19,485)	(18,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	10,253	2,029
Net increase in time deposits	12,972	8,535
Net decrease in advances from Federal Home Loan Bank	(334)	(2,333)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(14,786)	2,371
Cash paid for dividends	(406)	(283)
Proceeds from common stock sold, net	10,693	17

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,392	10,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	456	(6,608)

CASH AND CASH EQUIVALENTS, BEGINNING	16,032	18,342

CASH AND CASH EQUIVALENTS, ENDING	$16,488	$11,734

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$—	$(56,154)
Investment securities available for sale	—	(7,421)
Non-marketable equity securities	—	(416)
Bank premises and equipment	—	(3,077)
Deferred tax asset	—	(325)
Other assets acquired	—	(855)
Goodwill	—	(10,125)
Deposits	—	61,268
Securities sold under agreement to repurchase	—	1,219
Borrowings	—	2,000
Other liabilities assumed	—	989
Fair value of options exchanged	—	1,616
Issuance of stock	—	8,574

Net cash distributed in business combination	$—	$(2,707)

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2005, loan commitments are as follows:

Undisbursed lines of credit	$65,671,030
Stand-by letters of credit	3,020,526
Loan commitments	7,440,500

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE C – PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and warrants are determined using the treasury stock method.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	4,267,577	3,344,713	3,934,785	3,085,376

Effective of dilutive stock options	195,071	359,207	195,671	373,763

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,462,648	3,703,920	4,130,456	3,459,139

For the three and six months ended June 30, 2005 and 2004, there were no options or warrants that were antidilutive.

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income (loss), consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,330,000 and $(20,000) for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive income was $1,926,000 and $563,000, respectively.

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – BUSINESS COMBINATION (Continued)

The following table reflects the unaudited pro forma combined results of operations for the three and six months ended June 30, 2004 assuming the acquisition had occurred at the beginning of the fiscal year 2004.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(thousands except per share data)
Net interest income	$3,887	$6,018
Net income	700	1,285
Net income per common share-Basic	.20	.37
Net income per common share-Diluted	.18	.33

The pro forma net income for the three and six months ended June 30, 2004 does not reflect approximately $398,000 in acquisition related costs incurred by First National. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2004.

Effective the close of business on March 31, 2005, First National Bank of the Carolinas was merged into American Community Bank.

NOTE F – STOCK COMPENSATION PLAN

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F – STOCK COMPENSATION PLAN (Continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,066,000	$655,000	$2,114,000	$1,130,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,102)	(24,900)	(30,151)	(42,200)

Pro forma	$1,053,898	$630,100	$2,083,849	$1,087,800

Basic net income per share
As reported	$0.25	$0.20	$0.54	$0.37
Pro forma	0.25	0.19	0.53	0.35

Diluted net income per share
As reported	$0.24	$0.18	$0.51	$0.33
Pro forma	0.24	0.17	0.50	0.31

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in the consolidated financial statements, our net income for the three months ended June 30, 2005 and 2004 would have decreased by approximately $12,102 and $24,900, respectively.

NOTE G – WARRANTS EXERCISED

On April 29, 2002, the Company completed the sale of 1,000,500 units at $9.00 per unit, which consisted of one share of common stock and one warrant to buy one share of common stock. The warrants entitled the holder to purchase one share of common stock at $10.50 per share and expired on April 30, 2005. The following table represents total common shares issued and capital received from the exercise of the warrants.

	Common shares issued	Total capital received
Warrants exercised as of 12/31/04	11,200	$117,600
Additional warrants exercised as of 3/31/04	173,459	1,821,320
Additional warrants exercised as of 4/30/05	814,353	8,550,706

Total warrants exercised	999,012	$10,489,626

Warrants that expired as of 4/30/05	1,488	—

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2005 AND DECEMBER 31, 2004

Total assets at June 30, 2005 increased by $19.8 million or 4.96% to $419.3 million compared to $399.5 million at December 31, 2004. The Company had earning assets of $384.5 million at month-end June 30, 2005 consisting of $326.3 million in gross loans, $55.2 million in investment securities and other non-marketable equity securities and $3.0 million in overnight investments. Total deposits as of June 30, 2005 increased by $23.2 million or 7.6% to $329.9 million compared to $306.7 million at December 31, 2004. Total borrowed money as of June 30, 2005 decreased $15.2 million or 28.0% to $39.0 million compared to $54.2 million at December 31, 2004. Stockholders’ equity was $49.2 million at June 30, 2005 compared to $37.0 million at December 31, 2004 for an increase of $12.2 million or 33.0%. The increase resulted from net income of $2,114,000, the exercise of stock options and warrants which provided net proceeds of $10.7 million, offset by other comprehensive loss of $188,000 and the payment of a cash dividend in the amount of $406,000.

The Company recorded a $182,000 provision for loan losses for the quarter ended June 30, 2005, representing an increase of $42,000 or 30.0% from the $140,000 provision for the quarter ended June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $13.3 million during the quarter ended June 30, 2005. The allowance for loan losses at June 30, 2005 of $3.7 million equaled 1.15% of total loans outstanding and 504% of non-performing loans, which totaled $742,000. The allowance for loan losses at December 31, 2004 of $3.5 million equaled 1.13% of total loans outstanding and 396% of non-performing loans which totaled $881,000.

The Company had investment securities available for sale of $51.1 million at June 30, 2005. The portfolio decreased by $763,000 or 1.5%% from the $51.8 million balance at December 31, 2004. In addition the Company had investment securities held to maturity of $2.2 million at June 30, 2005 and December 31, 2004.

Interest-earning deposits with banks at June 30, 2005 decreased by $3.5 million or 53.9% to $3.0 million compared to $6.5 million at December 31, 2004. This decrease was primarily to fund loan growth. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at June 30, 2005 increased by $6.2 million or 19.1% to $38.6 million compared to $32.4 million at December 31, 2004. The increase is primarily attributable to an increase of $4.0 million to $13.5 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $10.0 million at June 30, 2005, an increase of $1.3 million from December 31, 2004. The net increase resulted from purchases of $1.7 million primarily related to the construction of two branches offset by depreciation of $407,000. Accrued interest receivable increased $218,000 to $1.9 million at June 30, 2005 as a result of the timing in the collection of interest income, growth in the loan portfolio and the increase in the prime lending rate. Foreclosed real estate decreased by $135,000 as a result of the sale of a 1-4 family property resulting in a gain of $11,000. Other assets increased by $836,000 at June 30, 2005 to $3.1 million primarily as a result of an increase in other receivables of $193,000, and an increase in deferred income taxes of $437,000.

Total deposits increased $23.2 million or 7.6% from $306.7 million at December 31, 2004 to $329.9 million at June 30, 2005. The composition of the deposit base, by category, at June 30, 2005 is as follows: 16% non-interest bearing demand deposits, 3% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits. All categories experienced increases over the three-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $6.2 million or 13.6%; savings deposits, $38,000 or 0.3%; money market, $4.0 million or 5.8%, and time deposits, $13.0 million or 7.2%. Time deposits of $100,000 or more totaled $109.7 million, or 33% of total deposits at June 30, 2005. The composition of deposits at December 31, 2004 was 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2005 of $12.4 million with maturity dates ranging from October 2005 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2004 was $12.8 million with maturity dates ranging from October 2005 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase, secured by certain of the Company’s investment securities, decreased $16.9 million or 65.5% from $25.8 million at December 31, 2004 to $8.9 million at June 30, 2005. Commercial repurchase agreements totaling $15.0 million were paid off to reduce the Company’s exposure to rising short-term rates. The Company borrowed $2.0 million in federal funds purchased to fund short-term liquidity needs during the quarter. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2005 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities decreased $434,000 or 25.5% to $1.2 million at June 30, 2005 from $1.7 million at December 31, 2004 primarily as a result in a decrease in accrued income taxes.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net Income The Company generated net income for the three months ended June 30, 2005 of $1,066,000 compared to net income for the three months ended June 30, 2004 of $655,000. On a fully diluted per share basis earnings were $.24 for 2005 compared to $.18 for 2004. On an annualized basis, return on average assets was 1.06% and 0.73% and return on average equity was 9.39% and 8.16% for the three months ended June 30, 2005 and 2004, respectively. Earnings for the three months ended June 30, 2005 were positively impacted by strong growth in average earning assets and by an increase in net interest income.

Net Interest Income. Net interest income increased $958,000 from $2.9 million for the three months ended June 30, 2004 to $3.9 million for the three months ended June 30, 2005. Total interest income benefited from growth in average earning assets combined with an increase in net interest margin.

Total average earning assets increased $32.2 million or 9.5% from an average of $338.5 million during the second quarter of 2004 to an average of $370.7 million during the second quarter of 2005. The Company experienced strong loan growth with average loan balances increasing by $36.5 million. The decrease in average balances for investment securities and interest-earning deposits was $4.3 million primarily to fund loan growth. Average interest-bearing liabilities increased by $32.4 million during the second quarter of 2005 of which $38.8 million was attributable to deposits while borrowings decreased $6.4 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2005 was 4.21% compared to 3.46% for the same quarter in 2004. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eight increases in short-term rates by the Federal Open Market Committee since the first quarter of 2004. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 69 basis points from 3.11% in the quarter ended June 30, 2004 to 3.80% for the same quarter in 2005.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended June 30, 2005 was $182,000, representing a $42,000 or 30.0% increase from the $140,000 recorded for the quarter ended June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income decreased by $2,000 or 0.2% to $880,000 for the three months ended June 30, 2005 compared with $882,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 18.5% for the three months ended June 30, 2005 from 23% for the same period in the prior year primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $585,000 for the quarters ended June 30, 2005 and 2004 and fees from mortgage banking operations of $133,000 in 2005 as compared to $108,000 in 2004 or a 23.1% increase.

Non-interest Expense. Total non-interest expense increased from $2.6 million for the three months ended June 30, 2004 to $2.9 million for the same period in 2005. This 11.5% increase was primarily due to increased expenses related to the opening of two new branches in the second quarter of 2005.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.9% and 37.1% for the three months ended June 30, 2005 and 2004, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004

Net Income. The Company generated net income for the six months ended June 30, 2005 of $2.1 million compared to net income for the six months ended June 30, 2004 of $1.1 million. On a per share basis, basic earnings were $.54 for 2005 compared to $.37 for 2004, and diluted earnings were $.51 for 2005 compared to $.33 for 2004. Annualized return on average assets was 1.06% and .71% and annualized return on average equity was 10.09% and 7.85% for the six months ended June 30, 2005 and 2004, respectively. Earnings for the six months ended June 30, 2005 were positively impacted by increases in net interest income and non-interest income. The acquisition of FNB contributed $256,000 to the increase in net income.

Net Interest Income. Net interest income increased $2.5 million from $5.1 million for the six months ended June 30, 2004 to $7.6 million for the six months ended June 30, 2005. Total interest income benefited from strong growth in average earning assets combined with the FNB acquisition which contributed $828,000 to the increase.

Total average earning assets increased $69.2 million or 24% from an average of $301.8 million during the first half of 2004 to an average of $371.1 during the first half of 2005. The Company experienced strong loan growth with average loan balances increasing by $69.3 million. The acquisition of FNB added approximately $57.0 million of the $69.2 million increase in average loans. Average balances for investment securities and interest-earning deposits remained relatively the same with only an $114,000 increase. Average interest-bearing liabilities increased by $70.8 million during the first half of 2005 of which $69.5 million was attributable to deposits while borrowings increased $1.3 million. The acquisition of FNB contributed $51.3 million in average deposits and $4.9 million in average borrowings.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2005 was 4.10% compared to 3.39% for the same period in 2004. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eight increases in short-term rates by the Federal Open Market Committee since the first quarter of 2004. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased to 3.75% for the six months ended June 30, 2005 compared to 2.99% for the same period in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the six months ended June 30, 2005 was $291,000, representing a $32,000 or 12% decrease over the $259,000 recorded for the six months ended June 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income increased by $43,000 or 3% to $1.63 million for the six months ended June 30, 2005 compared with $1.58 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 18% at June 30, 2005 from 24% at June 30, 2004 primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $1.10 million for the quarter ended June 30, 2005 as compared to $1.05 million for the same period in 2004 or a 5% increase and fees from mortgage banking operations of $221,000 in 2005 as compared to $174,000 in 2004 or a 27% increase. Service charge income increased primarily as a result of the increase in deposit transaction accounts. Fees from mortgage operations increased due to a continued strong local housing market.

Non-Interest Expenses. Total non-interest expense increased from $4.6 million for the six months ended June 30, 2004 to $5.3 million for the same period in 2005. This 15% increase was primarily due to increased operating expenses resulting from the April 15, 2004 acquisition of FNB, which accounted for $542,000 of the $901,000 increase, and increased expenses related to the opening of two new branches in the second quarter of 2005.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.3% and 37.2% for the six months ended June 30, 2005 and 2004, respectively.

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

As of June 30, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $67.6 million, which represents 16.1% of total assets and 18.3% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $20.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $12.4 million outstanding from the FHLB at June 30, 2005). At June 30, 2005, outstanding commitments to extend credit were $7.4 million and available line of credit balances totaled $65.7 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.7% of the Company’s total deposits at June 30, 2005, and 58.9% at December 31, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 33% of the Company’s total deposits at June 30, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At June 30, 2005, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Part II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 26, 2005. Of 3,520,006 shares entitled to vote at the meeting, 3,178,912 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect four board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Thomas J. Hall	3,142,393	36,519
Larry S. Helms	3,123,470	55,442
Randy P. Helton	3,139,658	39,254
Bill H. Mason	3,110,655	68,257
L. Steven Phillips	3,142,393	36,519

2-year terms	Votes For	Votes Withheld
V. Stephen Moss	3,108,450	70,462

Proposal 2:	To approve an amendment to American Community Bancshares, Inc. 2001 Incentive Stock Option Plan. Votes were as follows:

Votes For	Votes Against	Votes Withheld
1,907,036	358,515	913,361

Proposal 3:	To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2005. Votes were as follows:

Votes For	Votes Against	Votes Withheld
3,131,348	17,581	29,983

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 28, 2005 (File No. 000-30517)
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 7/15/2005	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 7/15/2005	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer