Form 10-Q
period 2005-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2005-11-10
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 17, 2005, 4,553,733 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 22 pages.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004*
	(In Thousands)
ASSETS

Cash and due from banks	$16,226	$9,511
Interest-earning deposits with banks	10,920	6,521
Investment securities available for sale at fair value	58,453	51,833
Investment securities held to maturity at cost	2,182	2,186

Loans	332,447	307,988
Allowance for loan losses	(3,968)	(3,488)

NET LOANS	328,479	304,500

Accrued interest receivable	2,187	1,697
Bank premises and equipment	9,812	8,741
Foreclosed real estate	112	311
Non-marketable equity securities	1,996	2,040
Goodwill	9,838	9,838
Other assets	3,023	2,280

TOTAL ASSETS	$443,228	$399,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – non-interest bearing	$52,735	$45,501
Savings	11,442	11,501
Money market and NOW	81,560	69,169
Time	208,980	180,494

TOTAL DEPOSITS	354,717	306,665

Borrowings	12,278	12,778
Securities sold under agreements to repurchase	8,630	25,763
Capital lease obligation	1,705	1,710
Accrued expenses and other liabilities	1,840	1,652
Junior subordinated deferrable interest debentures	13,918	13,918

TOTAL LIABILITIES	393,088	362,486

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 4,541,733 and 3,489,249 issued and outstanding, respectively	4,542	3,489
Additional paid-in capital	38,751	29,054
Retained earnings	7,197	4,532
Accumulated other comprehensive loss	(350)	(103)

TOTAL STOCKHOLDERS’ EQUITY	50,140	36,972

Commitments (Note B)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,228	$399,458

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,142	$4,501	$16,743	$11,576
Investments	567	465	1,561	1,342
Interest-earning deposits with banks	88	11	168	26

TOTAL INTEREST INCOME	6,797	4,977	18,472	12,944

INTEREST EXPENSE
Money market, NOW and savings deposits	303	112	742	245
Time deposits	1,705	1,062	4,405	2,928
Borrowings	460	434	1,418	1,285

TOTAL INTEREST EXPENSE	2,468	1,608	6,565	4,458

NET INTEREST INCOME	4,329	3,369	11,907	8,486

PROVISION FOR LOAN LOSSES	224	157	515	415

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,105	3,212	11,392	8,071

NON-INTEREST INCOME
Service charges on deposit accounts	598	628	1,696	1,678
Mortgage operations	87	71	308	245
Gain on sale of investment securities	—	41	10	99
Other	144	129	442	431

TOTAL NON-INTEREST INCOME	829	869	2,456	2,453

NON-INTEREST EXPENSE
Salaries and employee benefits	1,523	1,278	4,273	3,605
Occupancy and equipment	569	474	1,581	1,283
Professional fees	213	182	745	617
Other	758	654	2,008	1,727

TOTAL NON-INTEREST EXPENSE	3,063	2,588	8,607	7,232

INCOME BEFORE INCOME TAXES	1,871	1,493	5,241	3,292

INCOME TAXES	686	556	1,942	1,225

NET INCOME	$1,185	$937	$3,299	$2,067

NET INCOME PER COMMON SHARE
BASIC	$.26	$.27	$.80	$.66

DILUTED	$.25	$.25	$.76	$.59

DIVIDENDS DECLARED PER COMMON SHARE	$.05	$—	$.15	$.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	4,536,441	3,453,019	4,137,540	3,136,207

DILUTED	4,753,419	3,784,314	4,337,714	3,501,932

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,299	$2,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	890	896
Provision for loan losses	515	416
Loss on sale of foreclosed real estate	8	7
Gain on sale of securities available for sale	(10)	(99)
Change in assets and liabilities
Increase in accrued interest receivable	(490)	(160)
Increase (decrease) in other assets	(647)	111
Increase (decrease) in capital lease obligations	(5)	2
Increase in accrued expenses and other liabilities	188	352

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,748	3,592

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(18,702)	(7,771)
Purchases of investment securities held to maturity	—	(300)
Proceeds from sale of securities available for sale	2,801	6,827
Proceeds from maturities, calls and principal repayments of investment securities available for sale	8,706	13,626
Net increase in loans from originations and repayments	(24,496)	(29,371)
Purchases of bank premises and equipment	(1,794)	(354)
Proceeds from the sale of bank premises and equipment	72	—
Proceeds from sale of foreclosed real estate	200	89
Net redemption of non-marketable equity securities	44	235
Net cash disbursed in business combination	—	(2,707)

NET CASH USED BY INVESTING ACTIVITIES	(33,169)	(19,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	19,566	2,939
Net increase in time deposits	28,486	12,815
Net decrease in advances from Federal Home Loan Bank	(500)	(2,500)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(17,133)	2,705
Cash paid for dividends	(633)	(283)
Proceeds from common stock sold, net	10,749	172

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,535	15,848

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,114	(286)

CASH AND CASH EQUIVALENTS, BEGINNING	16,032	18,342

CASH AND CASH EQUIVALENTS, ENDING	$27,146	$18,056

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2005, loan commitments are as follows:

Undisbursed lines of credit	$69,948,828
Stand-by letters of credit	3,036,409
Loan commitments	3,420,367

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Weighted average number of common shares used in computing basic net income per share	4,536,441	3,453,019	4,137,540	3,136,207
Effect of dilutive stock options	216,978	331,295	200,174	365,725

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	4,753,419	3,784,314	4,337,714	3,501,932

For the three and nine months ended September 30, 2005 and 2004, there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities, net of taxes, was $1,126,000 and $1,446,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive income was $3,052,000 and $2,009,000, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,185,000	$937,000	$3,299,000	$2,067,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(10,925)	(17,300)	(41,076)	(59,500)

Pro forma	$1,174,075	$919,700	$3,257,924	$2,007,500

Basic net income per share
As reported	$0.26	$0.27	$0.80	$0.66
Pro forma	0.26	0.27	0.79	0.64

Diluted net income per share
As reported	$0.25	$0.25	$0.76	$0.59
Pro forma	0.25	0.24	0.75	0.57

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period of the first fiscal year that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If we had included the cost of employee stock option compensation in

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (continued)

the consolidated financial statements, our net income for the three months ended September 30, 2005 and 2004 would have decreased by approximately $10,925 and $17,300, respectively.

NOTE F – WARRANTS EXERCISED

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

	Common shares issued	Total capital received
Warrants exercised as of 12/31/04	11,200	$117,600
Additional warrants exercised as of 3/31/05	173,459	1,821,320
Additional warrants exercised as of 4/30/05	814,353	8,550,706

Total warrants exercised	999,012	$10,489,626

Warrants that expired as of 4/30/05	1,488	—

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

Total assets at September 30, 2005 increased by $43.7 million or 10.9% to $443.2 million compared to $399.5 million at December 31, 2004. The Company had earning assets of $405.9 million at month-end September 30, 2005 consisting of $332.4 million in gross loans, $62.6 million in investment securities and other non-marketable equity securities and $10.9 million in overnight investments. Total deposits as of September 30, 2005 increased by $48.0 million or 15.7% to $354.7 million compared to $306.7 million at December 31, 2004. Total borrowed money as of September 30, 2005 decreased $17.7 million or 32.7% to $36.5 million compared to $54.2 million at December 31, 2004. Stockholders’ equity was $50.1 million at September 30, 2005 compared to $37.0 million at December 31, 2004 for an increase of $13.1 million or 35.4%. The increase resulted from net income of $3,299,000, the exercise of stock options and warrants which provided net proceeds of $10.7 million, offset by other comprehensive loss of $247,000 and the payment of cash dividends in the amount of $633,000.

The Company recorded a $224,000 provision for loan losses for the quarter ended September 30, 2005, representing an increase of $67,000 or 42.7% from the $157,000 provision for the quarter ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $6.2 million during the quarter ended September 30, 2005. The allowance for loan losses at September 30, 2005 of $3.97 million equaled 1.19% of total loans outstanding and 389% of non-performing loans, which totaled $1.02 million. The allowance for loan losses at December 31, 2004 of $3.5 million equaled 1.13% of total loans outstanding and 396% of non-performing loans which totaled $881,000.

The Company had investment securities available for sale of $58.5 million at September 30, 2005. The portfolio increased by $6.7 million or 12.9% from the $51.8 million balance at December 31, 2004. In addition the Company had investment securities held to maturity of $2.2 million at September 30, 2005 and December 31, 2004.

Interest-earning deposits with banks at September 30, 2005 increased by $4.4 million or 67.7% to $10.9 million compared to $6.5 million at December 31, 2004. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at September 30, 2005 increased by $8.8 million or 27.2% to $41.2 million compared to $32.4 million at December 31, 2004. The increase is primarily attributable to an increase of $6.7 million to $16.2 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $9.8 million at September 30, 2005, an increase of $1.1 million from December 31, 2004. The net increase resulted from purchases of $1.8 million primarily related to the construction of two branches offset by depreciation of $644,000. Accrued interest receivable increased $490,000 to $2.2 million at September 30, 2005 as a result of the timing in the collection of interest income, growth in the loan portfolio and the increase in the prime lending rate. Foreclosed real estate decreased by $199,000 as a result of the sale of two 1-4 family properties resulting in a gain of $9,000 and the write down of one property to net realizable value in the amount of $17,000. Other assets increased by $743,000 at September 30, 2005 to $3.0 million primarily as a result of an increase in other repossessed assets of $119,000, and an increase in deferred income taxes of $230,000.

Total deposits increased $48.0 million or 15.7% from $306.7 million at December 31, 2004 to $354.7 million at September 30, 2005. The composition of the deposit base, by category, at September 30, 2005 is as follows: 15% non-interest bearing demand deposits, 3% savings deposits, 23% money market and interest bearing demand deposits and 59% time deposits. All categories experienced increases over the three-month period with the exception of savings which decreased. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $7.2 million or 15.9%; money market, $12.4 million or 17.9%, and time deposits, $28.5 million or 15.8%. Time deposits of $100,000 or more totaled $107.6 million, or 30% of total deposits at September 30, 2005. Dollar and percentage decrease in savings was $59,000 or 0.5%. The composition of deposits at December 31, 2004 was 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2005 of $12.3 million with maturity dates ranging from October 2005 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2004 was $12.8 million with maturity dates ranging from October 2005 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreements to repurchase, secured by certain of the Company’s investment securities, decreased $17.2 million or 66.5% from $25.8 million at December 31, 2004 to $8.6 million at September 30, 2005. Commercial repurchase agreements totaling $15.0 million were paid off to reduce the Company’s exposure to rising short-term rates. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2005 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities increased $188,000 or 12.7% to $1.9 million at September 30, 2005 from $1.7 million at December 31, 2004 primarily as a result in an increase in accrued income taxes.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net Income The Company generated net income for the three months ended September 30, 2005 of $1,185,000 compared to net income for the three months ended September 30, 2004 of $937,000. On a fully diluted per share basis earnings were $.25 for the three months ended September 30, 2005 and 2004. Fully diluted earnings per share were unchanged due to the change in average diluted shares outstanding which increased from 3,784,314 for the three months ended September 30, 2004 to 4,753,419 for the three months ended September 30, 2005. On an annualized basis, return on average assets was 1.10% and 1.00% and return on average equity was 10.56% and 10.55% for the three months ended September 30, 2005 and 2004, respectively. Earnings for the three months ended September 30, 2005 were positively impacted by strong growth in average earning assets and by an increase in net interest income.

Net Interest Income. Net interest income increased $960,000 from $3.4 million for the three months ended September 30, 2004 to $4.3 million for the three months ended September 30, 2005. Total interest income benefited from growth in average earning assets combined with the increase in net interest margin.

Total average earning assets increased $54.6 million or 16.1% from an average of $339.5 million during the third quarter of 2004 to an average of $394.1 million during the third quarter of 2005. Due to the strength of the economy in the markets the Company serves, we continued to experience strong loan growth with average loan balances increasing by $48.5 million. The increase in average balances for investment securities and interest-earning deposits was $6.1 million. Average interest-bearing liabilities increased by $36.7 million for the third quarter of 2005 of which $50.5 million was attributable to deposits while borrowings decreased $13.8 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2005 was 4.36% compared to 3.97% for the same quarter in 2004. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eleven increases in short-term rates by the Federal Open Market Committee since the first quarter of 2004. The prime based portfolio comprises approximately 60% of the Company’s total loan portfolio. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 20 basis points from 3.66% in the quarter ended September 30, 2004 to 3.86% for the same quarter in 2005.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended September 30, 2005 was $224,000, representing a $67,000 or 42.7% increase from the $157,000 recorded for the quarter ended September 30, 2004. The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the Loan Administration function. The loan grading system is used to assess the adequacy of the allowance for loan losses. During 2005, the Company further refined the loan grading system by adding two additional loan grades and re-grading certain loans in the portfolio resulting in a higher provision for loan loss for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income decreased by $40,000 or 4.6% to $829,000 for the three months ended September 30, 2005 compared with $869,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 16.1% for the three months ended September 30, 2005 from 20.5% for the same period in the prior year primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $598,000 for the quarter ended September 30, 2005 compared to $628,000 in 2004 and fees from mortgage banking operations of $87,000 in 2005 as compared to $71,000 in 2004 or a 22.5% increase. Service charges on deposit accounts decreased because of the reduced utilization of the Company’s overdraft privilege program. In addition, the Company recorded a gain on sale of investment securities of $41,000 during the three months ended September 30, 2004 while no gains were recognized for the three months ended September 30, 2005.

Non-interest Expense. Total non-interest expense increased from $2.6 million for the three months ended September 30, 2004 to $3.1 million for the same period in 2005. This 19.2% increase was primarily due to increased expenses related to the opening of two new branches in the second quarter of 2005.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.7% and 37.2% for the three months ended September 30, 2005 and 2004, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Net Income. The Company generated net income for the nine months ended September 30, 2005 of $3.3 million compared to net income for the nine months ended September 30, 2004 of $2.1 million. On a fully diluted per share basis earnings were $.76 for 2005 compared to $.59 for 2004. Annualized return on average assets was 1.07% and .82% and annualized return on average equity was 9.90% and 8.92% for the nine months ended September 30, 2005 and 2004, respectively. Earnings for the nine months ended September 30, 2005 were positively impacted by an increase in net interest income which was partially offset by increases in non-interest expense. The acquisition of FNB contributed $154,000 to the increase in net income.

Net Interest Income. Net interest income increased $3.4 million from $8.5 million for the nine months ended September 30, 2004 to $11.9 million for the nine months ended September 30, 2005. Total interest income benefited from strong growth in average earning assets and the increase in net interest margin combined with the FNB acquisition which contributed $901,000 to the increase.

Total average earning assets increased $70.0 million or 22.4% from an average of $311.9 million during the first nine months of 2004 to an average of $381.9 during the first nine months of 2005. The Company experienced strong loan growth with average loan balances increasing by $66.7 million. The acquisition of FNB added approximately $57.0 million of the $66.7 million increase in average loans. Average balances for investment securities and interest-earning deposits increased $3.3 million. Average interest-bearing liabilities increased by $55.4 million during the first nine months of 2005 of which $62.9 million was attributable to deposits while borrowings decreased $7.5 million. The acquisition of FNB contributed $49.4 million in average deposits and $4.8 million in average borrowings.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2005 was 4.17% compared to 3.63% for the same period in 2004. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eleven increases in short-term rates by the Federal Open Market Committee since the first quarter of 2004. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased to 3.73% for the nine months ended September 30, 2005 compared to 3.30% for the same period in 2004.

Provision for Loan Losses. The Company’s provision for loan losses for the nine months ended September 30, 2005 was $515,000, representing a $100,000 or 24.1% increase over the $415,000 recorded for the nine months ended September 30, 2004. The Company uses an internal grading system to assign the degree of inherent risk on each individual loan. The grade is initially assigned by the lending officer and reviewed by the Loan Administration function. The loan grading system is used to assess the adequacy of the allowance for loan losses. During 2005, the Company further refined the loan grading system by adding two additional loan grades and re-grading certain loans in the portfolio resulting in a higher provision for loan loss for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-Interest Income. Non-interest income of $2.5 million for the nine months ended September 30, 2005 remained relatively unchanged from the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 17% at September 30, 2005 from 22.4% at September 30, 2004 as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $1.7 million for the quarters ended September 30, 2005 and 2004 and fees from mortgage banking operations of $308,000 in 2005 as compared to $245,000 in 2004 or a 26% increase. Fees from mortgage operations increased due to a continued strong local housing market.

Non-Interest Expenses. Total non-interest expense increased from $7.2 million for the nine months ended September 30, 2004 to $8.6 million for the same period in 2005. This 19% increase was primarily due to increased operating expenses resulting from the April 15, 2004 acquisition of FNB, which accounted for $858,000 of the $1.4 million increase, and increased expenses related to the opening of two new branches in the second quarter of 2005.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.1% and 37.2% for the nine months ended September 30, 2005 and 2004, respectively.

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

As of September 30, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $85.6 million, which represented 19.3% of total assets and 21.9% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $20.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $12.3 million outstanding from the FHLB at September 30, 2005). At September 30, 2005, outstanding commitments to extend credit were $3.4 million and available line of credit balances totaled $69.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.9% of the Company’s total deposits at September 30, 2005 and December 31, 2004. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 30% of the Company’s total deposits at September 30, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At September 30, 2005, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002**

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 28, 2005 (File No. 000-30517)
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 11/10/2005	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 11/10/2005	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer