Form 10-K
period 2005-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2006-03-27
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2179531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4500 CAMERON VALLEY PARKWAY, SUITE 150 CHARLOTTE, NORTH CAROLINA	28211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including area code: (704) 225-8444

Securities registered pursuant to Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $73,740,000

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 6,853,240 shares of Common Stock outstanding as of December 31, 2005:

Documents Incorporated by Reference.

None.

FORM 10-K CROSS-REFERENCE INDEX

		FORM 10-K	PROXY STATEMENT	ANNUAL REPORT
PART I
Item 1 –	Business	X
Item 1A –	Risk Factors	X
Item 1B –	Unresolved Staff Comments	X
Item 2 –	Properties	X
Item 3 –	Legal Matters	X
Item 4 –	Submission of Matters to a Vote Of Security Holders	X

PART II

Item 5 –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X

Item 6 –	Selected Financial Data	X

Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations			X

Item 7A –	Quantitative and Qualitative Disclosures About Market Risk			X

Item 8 –	Financial Statements and Supplementary Data			X

Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	X

Item 9A –	Controls and Procedures	X

Item 9B –	Other Information	X

PART III

Item 10 –	Directors and Executive Officers of the Registrant	X	X

Item 11 –	Executive Compensation		X

Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		X

Item 13 –	Certain Relationships and Related Transactions		X

Item 14 –	Principal Accountant Fees and Services		X

PART IV

Item 15 –	Exhibits, Financial Statement Schedules	X

PART 1

ITEM 1 – BUSINESS

Who We Are

American Community Bancshares, Inc. (“Bancshares”) is a bank holding company that owns all of the common stock of American Community Bank (“American Community” or “the Bank”) a state chartered commercial bank that is insured by the Bank Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for American Community on April 28, 2000. To become American Community’s holding company, Bancshares received approval of the Federal Reserve Board as well as American Community’s shareholders. Upon receiving such approvals, each share of the common stock of American Community was exchanged on a one-for-one basis for shares of the common stock of Bancshares. Bancshares acquired FNB Bancshares, Inc. and its subsidiary bank First National Bank of the Carolinas (“First National”) based in Gaffney, South Carolina on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and issued 617,343 additional shares of stock. First National was merged into American Community on April 1, 2005.

Since opening in November of 1998, we have accomplished the following:

•	Assembled a management team consisting of bankers from our local markets who each have over 20 years of banking experience;

•	Assembled an experienced and diverse board of directors that provides strategic expertise unique to a community bank of our size;

•	Opened eight full service banking offices throughout Union County and Mecklenburg County, home of Charlotte, one of North Carolina’s largest and fastest growing metropolitan areas;

•	Implemented investment brokerage services through an agreement with Smith Barney;

•	Augmented our capital base through a local, best-efforts common stock offering of $1.3 million in early 2001, the private placement of $3.5 million of trust preferred securities in late 2001 and early 2002, an additional public offering of units (which consisted of one share of stock and one warrant to buy stock) of $8.1 million in April 2002, an additional $10.0 million in trust preferred securities in December 2003; and an additional $10.4 million in additional capital from the exercise of warrants which expired in April of 2005.

•	Listed our common stock on the Nasdaq Capital Market on July 17, 2001 under the symbol ACBA;

•	Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events;

•	Completed the acquisition of FNB Bancshares, Inc. and its subsidiary, First National Bank of the Carolinas, Gaffney, SC, thus giving us entry into South Carolina which borders our market area to the south and providing three branches in Cherokee County, SC;

•	Opened two new branches in the South End area of Charlotte and Tega Cay, SC providing the organization a total of thirteen branches throughout North and South Carolina.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market areas. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificates of deposit and savings accounts, commercial, consumer and personal loans, mortgage, accounts receivable financing and leasing services and other associated financial services.

Our Market Area

We consider our primary market area to be the Southern Piedmont area of North Carolina, including Union, Mecklenburg and adjoining counties, and Cherokee and York Counties of South Carolina. The Bank serves our market area through thirteen full service branch locations including a Wal-Mart Superstore branch in Monroe, which is open seven days a week to offer even more convenience to our customers. The Bank’s customers may access various banking services through ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank’s automated telephone and online banking products.

Union County had an estimated 2005 population of 160,000 and Mecklenburg County an estimated population of 830,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 30,000, is the largest city in Union County. Charlotte, with a population of approximately 633,000, is Mecklenburg County’s and North Carolina’s largest city. Union County is currently one of the fastest growing counties in North Carolina. Charlotte has consistently been one of the fastest growing areas of the Southeast and is ranked 26th in US population. The most recent unemployment rate was 4.3% for Union County and 4.1% for Mecklenburg County; both lower than the North Carolina state rate of 4.7%. Union County has an estimated labor force of 80,200 and Mecklenburg County has 425,600. Cherokee County has an estimated population of 54,000 and an estimated growth rate of 4%. York County has an estimated population of 170,000, is one of the fastest growing counties in South Carolina, and ranked 4th in per capita income in South Carolina.

Strategy

American Community has expanded aggressively since opening for business in November 1998. Because of its strong capital position created during its incorporation stage, American Community had the requisite capital needed to permit it to immediately establish branch offices. American Community’s branching strategy is opportunistic: it has established branch offices in growing areas within Union and Mecklenburg Counties where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices around such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. Charlotte is a highly competitive banking market with many competitors including money center, super-regional and community banks. American Community’s strategy is to develop a branch network surrounding Charlotte and to take advantage of opportunities that present themselves in both new geographic and new product markets. American Community reorganized itself into the holding company form of organization to give it the greatest legal flexibility to take advantage of any opportunities that might arise. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions, to complete our encirclement of the growing Charlotte market by progressing in either a south and west or north and west direction. The acquisition of First National Bank of the Carolinas provided us the opportunity to expand across the South Carolina state line into York County, the second fastest growing county in South Carolina. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. The Bank has maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 59% of the loan balances outstanding at December 31, 2005 while fixed rate loans accounted for 41% of the balances.

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

Loan Composition. The following table sets forth at the dates indicated the Bank’s loan portfolio composition by type of loan:

	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate - mortgage loans:
1-4 family	$28,933	8.70%	$27,161	8.81%	$15,894	7.77%	$12,426	7.52%	$10,329	7.32%
Commercial mortgage	84,694	25.45%	84,621	27.47%	80,395	39.32%	58,237	35.24%	54,305	38.47%
Construction/development	44,037	13.24%	39,844	12.93%	28,469	13.92%	25,079	15.18%	13,692	9.70%
Home equity lines of credit	27,732	8.33%	24,575	7.98%	16,526	8.08%	14,643	8.86%	12,996	9.20%
Commercial and industrial loans	97,197	29.21%	85,911	27.88%	41,121	20.11%	33,313	20.16%	39,249	27.80%
Loans to individuals	35,941	10.80%	30,813	10.00%	8,672	4.25%	9,990	6.05%	9,809	6.95%
Lease financing, net	14,193	4.27%	15,177	4.93%	13,397	6.55%	11,548	6.99%	795	0.56%

Subtotal	332,727	100.00%	308,102	100.00%	204,474	100.00%	165,236	100.00%	141,175	100.00%

Less: allowance for loan losses	(4,331)		(3,488)		(2,529)		(2,375)		(1,736)
Plus: net unamortized deferred fees and costs	(20)		(114)		59		130		92

Total	$328,376		$304,500		$202,004		$162,991		$139,531

The following table sets forth the contractual maturity of loans at December 31, 2005:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$10,294	$15,113	$3,526	$28,933
Commercial mortgage	19,829	59,996	4,869	84,694
Construction/development	31,383	12,378	276	44,037
Home equity lines of credit	54	2,963	24,715	27,732
Commercial and industrial loans	54,046	40,971	2,180	97,197
Loans to individuals	17,865	16,518	1,558	35,941
Lease financing, net	1,287	12,906	—	14,193

Total	$134,758	$160,845	$37,124	$332,727

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2005:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$59,214	$36,944	$96,158
Home equity lines of credit	—	27,678	27,678
Commercial and industrial loans	25,281	17,870	43,151
Loans to individuals	13,837	4,239	18,076
Lease financing, net	12,906	—	12,906

	$111,238	$86,731	$197,969

Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one-to-four family, five or more family and commercial properties. The Bank offers fixed and adjustable rate options, but typically limits the maximum fixed rate term to five years. The Bank provides customers access to long-term conventional real estate loans through its mortgage loan department, which makes loans for the account of third parties.

Residential one-to-four family loans amounted to $28.93 million at December 31, 2005. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas. Most of the permanent one-to-four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank’s financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $384,633 for the year ended December 31, 2005. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $84.69 million at December 31, 2005. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Bank requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another of the Bank’s primary lending focus is construction/development lending with balances outstanding as of December 31, 2005 of $44.04 million. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and on occasion makes construction loans to builders of homes that are not pre-sold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well established builders and not with large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit their construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Bank’s lending activities. At December 31, 2005, the Bank’s commercial loan portfolio equaled $97.20 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

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

Leasing. The Bank offers lease financing primarily to small businesses in our local market. The type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leases are structured as to provide no residual risk to the Bank. The leasing division also requires personal guarantees on the majority of our leases. In December 2002, the Bank purchased a leasing portfolio of approximately $6.5 million from a company whose management team then joined the Bank. Approximately $532,000 of the purchased portfolio is still outstanding at December 31, 2005. The division’s professional staff with over 32 years of combined leasing experience in our market enhances the ability of the Bank to offer our customers a complete line of financial products.

Other Loan Products. The Bank is an active home mortgage originator and several of our offices have trained lending personnel to originate home mortgage loans for the account of third parties. We currently have four lending relationships to which we sell all home mortgages to enable us to satisfy special lending requests of our borrowing customers. The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk.

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

The President of American Community, and the Chief Lending Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $1,000,000 and $500,000, respectively, at December 31, 2005. All loans above the lending limit of the President are reviewed and approved by the Loan Committee, which consists of the President and eight outside directors. In addition, the Chief Lending Officer serves as a non-voting member. At December 31, 2005, the Loan Committee had the authority to approve loans up to $1,500,000. All loans above the lending limit of the Loan Committee are reviewed and approved by the full Board of Directors. The Bank’s legal lending limit was $6.1 million at December 31, 2005. The Bank seldom makes loans approaching its legal lending limit.

Non-performing Assets

The table sets forth, for the period indicated, information about our non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans	$951	$881	$330	$580	$930
Restructured loans	—	—	—	—	—

Total non-performing loans	951	881	330	580	930

Foreclosed real estate and other repossessed assets	479	311	157	463	94

Total non-performing assets	$1,430	$1,192	$487	$1,043	$1,024

Accruing loans past due 90 days or more	$1,402	$1,117	$597	$684	$56
Allowance for loan losses	4,331	3,488	2,529	2,375	1,736
Non-performing loans to period end loans	0.29%	0.29%	0.16%	0.35%	0.66%
Allowance for loan losses to period end loans	1.30%	1.13%	1.24%	1.44%	1.23%
Allowance for loan losses to non-performing loans	455%	396%	766%	409%	187%
Non-performing assets to total assets	0.33%	0.30%	0.17%	0.48%	0.56%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when there are serious doubts about the collectibility of principal or interest. Loans are placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2005, no major loans had been identified as potential problem loans.

At December 31, 2005, the Bank had $951,094 in non-accrual loans. Interest foregone on non-accrual loans was approximately $26,000 for the year ended December 31, 2005 and $42,000 for the year ended December 31, 2004.

Other real estate owned consists of foreclosed properties. At December 31, 2005, foreclosed real estate and other repossessed assets totaled $478,758 or .11% of total assets, and consisted of four residences and eight vehicles. At December 31, 2004, foreclosed real estate and other repossessed assets totaled $311,000 or .08% of total assets, and consisted of six single-family residences.

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

The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and reviewed by a third party. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in highly leveraged transactions.

The Bank follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses is maintained. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as “substandard”, “doubtful” or “loss” and reserves are allocated based on management’s judgment and historical experience.

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

Growth in loans outstanding has been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 2001 and December 31, 2005, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 7% to 9%, commercial mortgage loans – 25% to 39%, construction/development real estate loans – 10% to 15%; home equity loans - 8% to 9%; commercial and industrial loans - 20% to 29%; loans to individuals - 4% to 11%; and lease financing - 4% to 7%. For all full fiscal years through 2005, loan loss experience was similar to that of other banks our age, with net loan charge-offs in each year no greater than 0.35% of average loans outstanding. The allowance for loan losses at December 31, 2005 of

$4.3 million represents 1.3% of total loans and 455% of non-performing loans. The increase in both the provision for loan losses and the increase in the allowance for loan losses in 2005 is primarily attributable to the increase in non-performing leases.

The allowance for loan losses represents management’s estimate of an amount adequate to provide for known and inherent losses in the loan portfolio in the normal course of business. Specific allowances are made that are allocated to certain individual loans and pools of loans based on risk characteristics. While management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Bank believes it has established the allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the portfolio, will not require adjustments to the allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed herein. Any material increase in the allowance for loan losses may adversely affect the financial condition and results of operations of Bancshares.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future losses may occur.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$2,155	47.39%	$2,149	49.21%	$1,283	61.01%	$994	57.94%	$796	55.49%
Home equity lines of credit	137	8.33%	72	7.98%	50	8.08%	42	8.86%	79	9.20%
Commercial and industrial loans	929	29.21%	731	27.88%	676	20.11%	970	20.16%	679	27.80%
Loans to individuals	215	10.80%	232	10.00%	162	4.25%	219	6.05%	182	6.95%
Lease financing, net	895	4.27%	304	4.93%	358	6.55%	150	6.99%	—	0.56%

Total	$4,331	100.00%	$3,488	100.00%	$2,529	100.00%	$2,375	100.00%	$1,736	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$3,488	$2,529	$2,375	$1,736	$1,385
Charge-offs:
Real estate loans	—	51	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	8	211	598	298	156
Lease financing, net	28	24	—	—	—
Loans to individuals	45	54	67	16	40

Total charge-offs	81	340	665	314	196

Recoveries:
Real estate loans	—	1	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	100	12	35	34	—
Lease financing, net	4	—	—	—	—
Loans to individuals	11	27	—	4	4

Total recoveries	115	40	35	38	4

Net charge-offs (recoveries)	(34)	300	630	276	192

Allowance acquired from First National merger	—	685	—	—	—

Provision for loan losses	809	574	784	915	543

Balance at end of period	$4,331	$3,488	$2,529	$2,375	$1,736

Total loans outstanding	$332,708	$307,988	$204,533	$165,366	$141,126

Average loans outstanding	$317,986	$275,011	$182,108	$146,530	$127,486
Allowance for loan losses to total loans outstanding	1.30%	1.13%	1.24%	1.44%	1.23%
Ratio of net loan charge-offs (recoveries) to average loans outstanding	(0.01%)	0.11%	0.35%	0.19%	0.15%

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

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$15,770	$21	$129	$15,662
Mortgage-backed securities	42,791	16	1,082	41,725
State and municipal bonds	4,357	17	44	4,330

	62,918	54	1,255	61,717
Marketable equity securities	407	3	—	410

Total securities available for sale	$63,325	$57	$1,255	$62,127

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,180	$8	$15	$2,173

Total securities held to maturity	$2,180	$8	$15	$2,173

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$5,803	$2	$26	$5,779
Mortgage-backed securities	44,690	85	263	44,512
State and municipal bonds	1,102	30	—	1,132

	51,595	117	289	51,423
Marketable equity securities	407	3	—	410

Total securities available for sale	$52,002	$120	$289	$51,833

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,186	$12	$5	$2,193

Total securities held to maturity	$2,186	$12	$5	$2,193

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$11,308	$71	$9	$11,370
Mortgage-backed securities	38,722	176	90	38,808

Total securities available for sale	$50,030	$247	$99	$50,178

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,891	$9	$4	$1,896

Total securities held to maturity	$1,891	$9	$4	$1,896

The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2005, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield
	(Dollars in thousands)
Securities available for sale and held to maturity
U S Government agencies
Due after one but within five years	$13,919	$13,830	4.58%
Due after five but within ten years	1,851	1,832	5.10%

	15,770	15,662	4.64%

Mortgage-backed securities
Due after one but within five years	1,344	1,307	3.94%
Due after five but within ten years	9,384	9,096	4.10%
Due after ten years	32,063	31,322	4.43%

	42,791	41,725	4.34%

Municipal bonds
Due after five but within ten years	2,147	2,123	5.28%
Due after ten years	4,390	4,380	5.89%

	6,537	6,503	5.69%

Total investment securities
Due after one but within five years	15,263	15,137	4.53%
Due after five but within ten years	13,382	13,051	4.43%
Due after ten years	36,453	35,702	4.61%

	$65,098	$63,890	4.55%

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

The Bank periodically uses brokered deposits as consistent with asset and liability management policies. At December 31, 2005 the Company had $19,418,560 in brokered deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

The Bank offers a variety of deposit programs to individuals and to small-to-medium size businesses and other organizations at interest rates generally competitive with local market conditions. For some of our corporate customers who require such a service, we provide a courier service for non-cash deposit pickup. The following table sets forth the average balances and rates for each of the deposit categories for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
			(Dollars in thousands)
Interest bearing NOW, savings, and money market accounts	$82,270	1.28%	$77,548	0.74%	$42,555	0.98%
Other time deposits	87,656	3.05%	69,551	2.87%	73,813	3.55%
Time deposits greater than $100,000	108,547	3.28%	92,195	3.75%	51,493	3.83%

Total interest bearing deposits	278,473	2.62%	239,294	2.52%	167,861	2.98%
Demand and other non-interest bearing deposits	53,753		39,861		25,015

Total average deposits	$332,226	2.19%	$279,155	2.26%	$192,876	2.66%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2005.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
	(Dollars in thousands)
Certificates of $100,000 or more	$28,833	3.20%	$16,633	3.41%	$39,305	3.68%	$29,331	4.17%	$114,102	3.65%
Certificates of less than $100,000	17,503	2.68%	14,410	3.02%	30,616	3.59%	25,507	3.93%	88,036	3.41%

Total	$46,336	3.00%	$31,043	3.23%	$69,921	3.64%	$54,838	4.06%	$202,138	3.54%

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreement to repurchase, federal funds purchased and obligations under a capitalized lease for the Bank’s main office facility. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$11,111	$12,778	$13,444
Weighted average rate	4.11%	3.84%	4.10%

Securities sold under agreement to repurchase
Amount	$8,615	$25,763	$19,667
Weighted average rate	2.62%	1.96%	1.00%

Federal funds purchased
Amount	$3,118	$—	$—
Weighted average rate	4.60%	—	—

Capitalized lease obligation
Amount	$1,702	$1,710	$1,708
Weighted average rate	8.24%	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$12,722	$15,388	$14,000
Securities sold under agreement to repurchase	25,882	27,497	20,362
Federal funds purchased	7,000	3,000	—
Capitalized lease obligation	1,710	1,710	1,708

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$12,215	$14,101	$12,744
Weighted average rate	3.85%	3.84%	4.10%

Securities sold under agreement to repurchase
Average balance	$13,138	$23,406	$8,760
Weighted average rate	2.18%	1.25%	0.96%

Federal funds purchased
Average balance	$778	$342	$54
Weighted average rate	1.80%	1.62%	1.20%

Capitalized lease obligation
Average balance	$1,708	$1,709	$1,707
Weighted average rate	8.24%	8.24%	8.24%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $1.0 million at December 31, 2005, and a blanket lien on qualifying first mortgage loans.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the investment securities at December 31, 2005 was $10.7 million.

Bancshares also has lines of credit totaling $24.7 million from correspondent banks at December 31, 2005.

Junior Subordinated Deferrable Interest Debentures

On December 31, 2001 we privately placed 2,000 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a value of $2,000,000. On March 1, 2002, we privately placed an additional 1,500 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a liquidation value of $1,500,000. The trust preferred securities have a dividend yield equal to 9% of their face value each year and distributions are paid on a quarterly basis. Bancshares’ source of funds for the required interest payments on the trust preferred securities is interest and dividends payable by the Bank to Bancshares plus proceeds received from additional stock sold by Bancshares. Under the terms of the trust preferred securities, Bancshares is permitted to defer the payment of interest on the trust preferred securities for up to 20 consecutive calendar quarters. The amount of any interest deferred also bears interest and must be paid at such time as funds are available to Bancshares.

During 2003, we formed a special purpose entity organized as a business trust under the laws of the State of Connecticut. This business trust, called American Community Capital Trust II, Ltd was formed in order to allow us to issue trust preferred securities. On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR plus 280 basis points. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The rate as of December 31, 2005 was 6.82%. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

Banking Technology

We provide our customers with truncation of their deposit accounts (check imaging), on-line banking and 24 hour telephone banking that permits our depositors to check balances, recently cleared checks and recent deposits. Due to our imaging of all documentation, our customer service representatives can access past statements and paid checks in a matter of seconds, eliminating research fees for our customers and eliminating any waiting time for such research. We implemented Internet banking for our personal customers during the fourth quarter of 2002 and our business Internet banking was implemented in 2003.

The Bank has twelve ATM facilities attached to thirteen of its existing banking offices. The Bank’s ATM cards are linked to the nationwide Cirrus®, Plus® and Star® systems, allowing the Bank’s customers to withdraw funds from any ATM honoring these systems.

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 34 offices of 9 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 227 offices of 20 different commercial banks (including the largest banks in North Carolina). While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, Atlanta, Georgia based SunTrust, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, from Birmingham, Alabama, has recently acquired a community bank in Charlotte.

The banking business is highly competitive in South Carolina as well. American Community competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. In Cherokee County, there are currently 10 offices of 5 different commercial banks. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. Our bankers each have a strong local identity and affiliation with their communities. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank in those communities. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, American Community was recognized each year from 1999 to 2005 for outstanding contributions to the United Way Campaign for Union County. American Community is very active in the Special Olympics for Union County and has been honored by Special Olympics as “Business of the Year” for our sponsorship and volunteer efforts.

American Community has also entered into a revenue sharing agreement with Smith Barney, in which the Bank receives revenue for business generated by a broker located in our offices. Currently, a Smith Barney representative is located in our main office but visits all our branch locations periodically when the opportunity arises. As a community service providing a competitive edge, the Bank sponsors small business seminars and features various speakers on topics of interest to growing small businesses. The Bank attempts to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Bank offers savings accounts designed for young savers. The Bank has also developed a Senior Citizens account for customers 50 years and older. These products offer free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free quarterly breakfasts with guest speakers and quarterly day trips. American Community also sponsors the quarterly day trips as a way to attract Senior Citizens’ accounts and to further enhance their loyalty to the Bank.

ITEM 1A – RISK FACTORS

An investment in the registrant’s common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts have had a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

If we experience greater loan losses than anticipated, it will have an adverse effect on our net income.

While the risk of nonpayment of loans is inherent in banking, if we experience greater nonpayment levels than we anticipate, our earnings and overall financial condition, as well as the value of our common stock, could be adversely affected.

We cannot assure you that our monitoring procedures and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. In addition, as a result of the rapid growth in our loan portfolio, loan losses may be greater than management’s estimates. Loan losses can cause insolvency and failure of a financial institution and, in such an event, our shareholders could lose their entire investment. In addition, future provisions for loan losses could materially and adversely affect our profitability. Any loan losses will reduce the loan loss allowance. A reduction in the loan loss allowance will be restored by an increase in our provision for loan losses. This would reduce our earnings which could have an adverse effect on our stock price.

In order to be profitable, we must compete successfully with other financial institutions which have greater resources and capabilities than we do.

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

– other commercial banks – savings banks – thrifts – credit unions – consumer finance companies	– securities brokerage firms – mortgage brokers – insurance companies – mutual funds – trust companies

Some of our competitors are not regulated as extensively as we are and, therefore, may have greater flexibility in competing for business. Some of these competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors.

Our legal lending limit is determined by law. The size of the loans which we offer to our customers may be less than the size of the loans that larger competitors are able to offer. This limit may affect to some degree our success in establishing relationships with the larger businesses in our market.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If other banks or branches of other banks become available for sale, we may acquire them. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiary, American Community Bank, as a state chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC. Banking regulations are designed primarily for the protection of depositors rather than shareholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a bank holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our stock trading volume has been low compared with larger bank holding companies.

The trading volume in our common stock on the Nasdaq Capital Market has been comparable to other similarly sized bank holding companies since trading on the Capital Market began in July 2001. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

Our articles of incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.

Our articles of incorporation include anti-takeover provisions, including a supermajority vote requirement for a merger under certain circumstances as well as a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger. Such provisions may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control by allowing management to prevent a transaction favored by a majority of the shareholders.

Our securities are not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of the Bank, and is not insured by the Federal Deposit Insurance Corporation or any other governmental agency and is subject to investment risk, including the possible loss of principal.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 - PROPERTIES

The following table sets forth the location of American Community’s main office and branch offices, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 2593 West Roosevelt Boulevard Monroe NC 28110	1999	14,774	Leased

Indian Trail 13860 East Independence Blvd Indian Trail NC 28079	1999	3,850	Leased

Sunset 120 East Sunset Drive Monroe, NC 28111	1999	450	Leased

Wal-Mart Superstore 2406 West Roosevelt Blvd Monroe NC 28110	2000	600	Leased

Marshville 7001 East Marshville Blvd Marshville NC 28103	2000	3,500	Leased

Mint Hill 7200 Matthews-Mint Hill Rd Mint Hill NC 28227	2000	2,500	Leased

Mountain Island 3500 Mt. Holly-Huntersville Rd Charlotte NC 28216	2000	4,500	Owned

South Park 4500 Cameron Valley Parkway Charlotte NC	2003	2,800	Leased

South End 2130 South Boulevard Charlotte NC 28203	2005	5,405	Leased

Gaffney Main 217 N. Granard Street Gaffney S.C. 29341	1999	11,000	Owned

Blacksburg 207 W. Cherokee Street Blacksburg SC 29702	2000	2,550	Owned

Chesnee Highway 626 Chesnee Highway Gaffney S.C 29341	2001	2,550	Owned

Tega Cay 1738 Gold Hill Road Tega Cay SC 29708	2005	3,082	Owned

In 1999 American Community entered into a Commercial Lease Agreement with TyPar Realty, Inc. for the lease of a portion of a two-story building constructed by L. C. Tyson Construction, Inc. This building serves as the main office of American Community. TyPar Realty, Inc. and L. C. Tyson Construction, Inc. are related interests of Carlton Tyson, a director of Bancshares. The lease was for thirty years commencing in 1999 with increases every five years plus our share of common area expenses. American Community has a right of first refusal to lease the remainder of the building as it becomes available and to purchase the building should it be offered for sale. This lease was entered into at arms-length and at then current market rates. The lease was reviewed by an independent third party real estate appraiser for assurance that the terms of the lease are not more favorable than would be engaged with any other party. Additionally, after a sealed bid process, L. C. Tyson Construction, Inc. was awarded as low bidder, the construction contract for American Community’s permanent buildings in Marshville and Mountain Island. American Community believes the terms of that contract are fair to the bank. American Community sold and leased back the Marshville branch in 2001 to Carroll Edwards in an arms – length transaction at then current market rates. In 2002 Mr. Edwards was elected to the board of directors of American Community. In 2003, American Community entered into a commercial lease agreement with Zebulon Morris, Jr, a director of American Community, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates.

Employees

As of December 31, 2005, we had full-time 109 employees and 9 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 3 – LEGAL MATTERS

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Community Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “ACBA”. It began trading on this market on July 17, 2000. In addition, warrants to buy shares of American Community Bancshares’ included as a part of the units sold in April 2002 were also traded on the Nasdaq Capital Market under the symbol “ACBAW”. The warrants entitled the holder to purchase one share of common stock at $10.50 per share and expired on April 30, 2005. At expiration of the warrants, 999,012 common shares were issued and total capital received was $10,489,626. There were 6,853,240 shares of our common stock outstanding at December 31, 2005 owned by approximately 2,800 shareholders. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock and are adjusted to reflect our three-for-two stock split effective in the form of a 50% stock dividend in February 2006.

	Sale Price
	Common Stock		Warrants
	High	Low	High	Low
2005
First Quarter	$9.53	$9.46	$4.50	$2.33
Second Quarter	11.53	11.33	2.67	2.33
Third Quarter	11.47	11.44	—	—
Fourth Quarter	12.51	12.07	—	—

2004
First Quarter	9.47	8.09	3.23	1.81
Second Quarter	9.43	7.85	2.93	1.87
Third Quarter	8.81	7.58	2.09	1.20
Fourth Quarter	11.21	8.61	4.07	1.73

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Total interest income	$25,584	$18,217	$13,055	$11,463	$11,959
Total interest expense	9,180	6,220	5,169	5,294	7,095

Net interest income	16,404	11,997	7,886	6,169	4,864
Provision for loan losses	809	574	784	915	543

Net interest income after provision for loan losses	15,595	11,423	7,102	5,254	4,321
Non-interest income	3,294	3,337	2,645	2,030	1,790
Non-interest expenses	11,742	10,400	7,552	6,067	5,365

Income before income taxes (benefit)	7,147	4,360	2,195	1,217	746
Provision for income taxes (benefit)	2,639	1,617	807	(83)	—

Net income	$4,508	$2,743	$1,388	$1,300	$746

Per Share Data: (1)
Earnings per share - basic	$0.71	$0.56	$0.33	$0.34	$0.28
Earnings per share - diluted	0.66	0.50	0.32	0.34	0.28
Cash dividends per share	0.13	0.07	0.05	—	—
Market Price
High	12.51	11.21	8.73	6.00	6.05
Low	9.46	7.58	5.42	5.10	4.39
Close	12.43	10.90	8.30	5.30	5.30
Book value	7.43	7.06	5.71	5.45	5.01
Tangible book value	5.89	5.04	5.71	5.45	5.01
Weighted average shares outstanding
Basis	6,364,336	4,912,256	4,236,564	3,854,078	2,669,644
Diluted	6,819,523	5,513,361	4,315,951	3,861,653	2,669,644

Selected Year-End Balance Sheet Data:
Loans	$332,708	$307,988	$204,533	$165,366	$141,267
Allowance for loan losses	4,331	3,488	2,529	2,375	1,736
Intangible assets	10,510	10,617	—	—	—
Total assets	436,671	399,458	281,253	215,105	181,956
Deposits	345,401	306,665	208,163	174,315	154,909
Borrowings	38,464	54,169	48,319	16,781	12,703
Shareholders’ equity	50,886	36,972	24,189	23,076	13,577

Selected Average Balances:
Total assets	$420,941	$366,668	$246,042	$200,457	$163,317
Loans	317,986	275,011	182,108	146,530	127,486
Total interest-earning assets	385,919	337,292	230,747	189,228	154,026
Deposits	278,473	239,294	168,307	144,790	129,928
Total interest-bearing liabilities	320,230	292,402	196,469	158,694	135,144
Shareholders’ equity	45,937	32,275	23,501	19,850	11,941

(1)	All share and per share amounts reflect the effects of the 10 % stock dividend paid by the Company during 2001 and the 50% stock dividend paid in 2006.

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Performance Ratios:
Return on average assets	1.07%	0.74%	0.56%	0.65%	0.46%
Return on average equity	9.81%	8.50%	5.91%	6.55%	6.25%
Net interest margin	4.25%	3.56%	3.42%	3.26%	3.16%
Noninterest expense to average assets	2.79%	2.84%	3.07%	3.03%	3.29%
Efficiency ratio	59.61%	67.82%	71.71%	74.00%	80.63%

Asset Quality Ratios:
Nonperforming loans to total loans	0.29%	0.29%	0.16%	0.35%	0.66%
Allowance for loan losses to period-end loans	1.30%	1.13%	1.24%	1.44%	1.23%
Allowance for loan losses to nonperforming loans	455%	396%	766%	409%	187%
Nonperforming assets to total assets	0.33%	0.30%	0.17%	0.48%	0.56%
Net loan charge-offs (recoveries) to average loans	(0.01)%	0.11%	0.35%	0.19%	0.15%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancshares. Because American Community Bancshares, Inc. has no material operations and conducts no business on its own other than owning its subsidiary, American Community Bank (“American Community”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of American Community. However, for ease of reading and because the financial statements are presented on a consolidated basis, American Community Bancshares and American Community Bank are collectively referred to herein as American Community Bancshares or Bancshares unless otherwise noted.

OVERVIEW

In April 2000, Bancshares was formed as a holding company for American Community. Upon formation, one share of Bancshares’ $1.00 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community’s $5.00 par value common stock. On April 15, 2004, Bancshares acquired First National Bank of the Carolinas (“First National”). First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 617,343 additional shares of stock. On April 1, 2005 First National was merged into American Community. Bancshares currently has no operations and conducts no business on its own other than owning American Community.

American Community was opened for business as a North Carolina-chartered commercial bank on November 16, 1998. It completed its first full fiscal year on December 31, 1999. American Community operates out of its main office at 2593 West Roosevelt Boulevard, Monroe, North Carolina. It also operates twelve other full service branches in Union and Mecklenburg Counties of North Carolina and Cherokee and York Counties of South Carolina. American Community is a North Carolina-chartered banking corporation.

First National commenced operations as a national banking association on October 18, 1996 and was purchased by Bancshares on April 15, 2004. First National was merged into American Community on April 1, 2005.

The Bank’s lending activities are oriented to the consumer/retail customer as well as the small-to-medium sized business located in the Union and Mecklenburg County areas of North Carolina and the Cherokee and York County area of South Carolina. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit arrangements to fit specialized needs through accounts receivable financing, leasing arrangements and other products. The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Additional funding includes borrowings from the FHLB and various other financial institutions. The Bank also offers investment services through an agreement with Smith Barney.

Comparison of Financial Condition at December 31, 2005 and 2004

On April 15, 2004, the Company acquired First National Bank of the Carolinas (“First National”). When appropriate, during discussions regarding increases in certain asset and liability categories, information will be included to allow the reader to determine the portion of overall increases attributable to the merger and that attributable to core internal growth.

Total assets at December 31, 2005 increased by $37.2 million or 9.3% to $436.7 million compared to $399.5 million at December 31, 2004. Bancshares had earning assets of $403.5 million at year-end December 31, 2005 consisting of $332.7 million in gross loans, $66.3 million in investment securities and non-marketable equity securities, and $4.5 million in interest-bearing deposits with banks. Total deposits as of December 31, 2005 increased by $38.7 million or 12.6% to $345.4 million compared to $306.7 million at December 31, 2004. Total borrowings as of

December 31, 2005 decreased by $15.7 million or 29.0% from $54.2 million to $38.5 million. Stockholders’ equity was $50.9 million at December 31, 2005 compared to $37.0 million at December 31, 2004 for an increase of $13.9 million or 37.6%.

Gross loans grew by $24.7 million or 8.0% from $308.0 million as of December 31, 2004 to $332.7 million at year-end 2005. The composition of the loan portfolio, by category, as of December 31, 2005 is as follows: 9% 1-4 family mortgage loans, 26% commercial mortgage real estate loans, 13% construction/development real estate loans, 8% home equity lines of credit, 29% commercial loans, 11% consumer and other loans to individuals and 4% leases. The real estate category grew $6.1 million from $151.6 million to $157.7 million. Within the real estate category, 1-4 family loans grew $1.8 million from $27.1 million to $28.9 million, commercial mortgage real estate loans grew $73,000 from $84.6 million to $84.7 million while construction/development loans increased $4.2 million from $39.8 million to $44.0 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. Net increases in other loan categories included $3.2 million in home equity lines of credit, $11.3 million in commercial and industrial loans, $5.1 million in consumer and other loans and a net decrease of $1.0 million in leases. The Bank takes no residual risk in the leasing portfolio as all lease residuals are personally guaranteed by the borrower. The composition of the loan portfolio at December 31, 2004, by category, was 9% 1-4 family mortgage loans, 27% commercial mortgage real estate loans, 13% construction/development real estate loans, 8% home equity lines of credit, 28% commercial loans, 10% consumer and other loans to individuals and 5% leases.

Bancshares recorded an $809,000 provision for loan losses for the year ended December 31, 2005, representing an increase of $235,000 from the $574,000 provision for the year ended December 31, 2004. Bancshares also experienced a decrease in net loan charge-offs, from $300,000 in 2004 to a net recovery of $34,000 during 2005. The percentage of net loan charge-offs (recoveries) to average loans outstanding was (.01%) for the year ended December 31, 2005 as compared with .11% for the year ended December 31, 2004. Non-performing loans and leases totaled $951,000 or .29% of total loans at December 31, 2005, up from $881,000 or .29% of total loans at December 31, 2004. The composition of non-performing loans and leases at December 31, 2005 by category was 19% real estate, 24% commercial loans, 6% consumer and other loans to individuals and 51% leases. This compares to 58% real estate, 32% commercial loans, and 10% consumer and other loans to individuals at December 31, 2004. All non-performing loans and leases have been reviewed for collectibility and any specific reserves necessary have been recorded. The allowance for loan losses at December 31, 2005 of $4.3 million represents 1.30% of total loans and 455% of non-performing loans. The allowance for loan losses at December 31, 2004 of $3.5 million represented 1.13% of total loans and 396% of non-performing loans. The increase in both the provision for loan losses and the increase in the allowance for loan losses in 2005 is primarily attributable to the increase in non-performing leases. Management believes that the allowance for loan losses as of December 31, 2005 is adequate to absorb losses inherent in the loan portfolio.

Bancshares had total investment securities of $64.3 million at December 31, 2005 of which $62.1 million are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value, and $2.2 million are intended to be held to maturity. The investment securities portfolio increased by $10.3 million from the $54.0 million balance at December 31, 2004. Additions to the investment portfolio included $25.6 million in new securities purchases, largely funded from $14.0 million in proceeds from investment maturities, calls, sales and principal re-payments. In 2003, the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. Due to rising short-term interest rates during the year, the interest rate spread on the securities purchased and the repurchase agreement used to fund the transaction narrowed. The $15.0 million in repurchase agreements were paid off during 2005 with proceeds from the exercise of the Company’s warrants which expired in April of 2005.

Interest-earning deposits with banks decreased by $2.1 million primarily to fund loan demand.

Non interest-earning assets increased by $5.1 million from $32.4 million at December 31, 2004 to $37.5 million at December 31, 2005. The increase is primarily attributable to an increase of $1.0 million to $3.3 million in other assets and a $3.0 million increase in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also increased $736,000 to $2.4 million at December 31, 2005 as a result of the increase in earning assets and also the increase in interest rates during the year. Bank premises and equipment was $9.7 million at December 31, 2005 an increase of $1.0 million from December 31, 2004 primarily due to the construction of our new Tega Cay branch. Foreclosed real estate and repossessed assets were $386,000 and $93,000, respectively, at December 31, 2005 an increase of $168,000 from the foreclosed real estate balance of $311,000 at December 31, 2004. This increase is primarily due to the addition of four 1-4 family properties foreclosed in 2005, offset by the sale of three properties in 2005 and the repossession of eight vehicles under lease in 2005.

Total deposits increased $38.7 million or 12.6% from $306.7 million on December 31, 2004 to 345.4 million on December 31, 2005. The composition of the deposit base, by category, at December 31, 2005 is as follows: 17% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 59% time deposits. All deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $12.5 million or 27%; savings deposits, $9,000, money market and interest bearing demand deposits, $4.5 million or 7%, and time deposits, $21.6 million or 12%. Time deposits of $100,000 or more totaled $114.1 million, or 56% of time deposits at December 31, 2005. The composition of deposits at December 31, 2004 was 15% non-interest bearing demand deposits, 4% savings deposits, 22% money market and interest bearing demand deposits and 59% time deposits. Time deposits of $100,000 or more at December 31, 2004 were $96.9 million or 54% of time deposits.

At December 31, 2005, $11.1 million of advances were outstanding with maturity dates ranging from February 2006 through February 2013. The balance of FHLB advances at December 31, 2004 was $12.8 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property, Federal Home Loan Bank stock, and $1.0 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2005 was $1.7 million. Bancshares also maintained the 9.0% junior subordinated debentures in the amount of $3,608,260. The entire $3.6 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. in 2005. In 2003, Bancshares issued additional junior subordinated debentures in the amount of $10,310,000 million. The debentures have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on 90 day LIBOR plus 280 basis points. The entire $10.3 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. in 2005. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2005 was $11.7 million. In 2003, the Company borrowed $15.0 million under repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. The $15.0 million in repurchase agreements were paid off in 2005.

Other liabilities increased by $268,000 to $1.9 million at December 31, 2005 from $1.6 million at December 31, 2004. The increase was primarily due to the increase in accrued income taxes for the year.

Bancshares began 2005 with total stockholders’ equity of $37.0 million. Total equity increased to $50.9 million at December 31, 2005. This $13.9 million increase was due to the exercise of 997,812 warrants resulting in $10.4 million of additional capital, and comprehensive income for 2005 of $3.9 million, which was offset by the $861,000 payment of cash dividends of $.20 per share in 2005. In addition 137,418 options to buy stock were exercised in 2005 resulting in $535,000 in net proceeds.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2005, 2004 and 2003, average interest-earning assets were $385.9 million, $337.3 million, and $230.7 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 4.25%, 3.56%, and 3.42%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include non-accruing loans, the effect which is to lower the average rates shown.

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
				(Dollars in thousands)
Interest-earning assets:
Loans	$317,986	$23,062	7.25%	$275,011	$16,387	5.96%	$182,108	$11,761	6.46%
Investments	56,973	2,229	3.91%	53,499	1,740	3.25%	40,875	1,219	2.98%
Interest-earning deposits	10,960	293	2.67%	8,782	89	1.01%	7,764	75.97%

Total interest-earning assets	385,919	25,584	6.63%	337,292	18,216	5.40%	230,747	13,055	5.66%

Other assets	35,022			29,376			15,295

Total assets	$420,941			$366,668			$246,042

Interest-bearing liabilities:
Deposits:
Savings	$11,845	28.24%		$11,071	26.23%		$5,415	13.24%
Money Market and NOW	70,425	1,021	1.45%	66,477	378.57%		37,140	301.81%
Time	196,203	6,241	3.18%	161,746	4,058	2.51%	125,752	3,707	2.95%
Borrowings (1)	41,757	1,890	4.53%	53,108	1,758	3.31%	28,162	1,148	4.08%

Total interest-bearing liabilities	320,230	9,180	2.87%	292,402	6,220	2.13%	196,469	5,169	2.63%

Non-interest-bearing deposits	53,753			39,861			25,230
Other liabilities	1,021			2,130			842
Stockholders’ equity	45,937			32,275			23,501

Total liabilities and stockholders’ equity	$420,941			$366,668			$246,042

Net interest income and interest rate spread		$16,404	3.76%		$11,996	3.27%		$7,886	3.03%

Net yield on average interest-earning assets			4.25%			3.56%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.51%			115.35%			117.45%

(1)	Borrowings includes borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, federal funds sold, capital lease obligation and junior subordinated deferrable interest debentures.

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

	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$2,839	$3,836	$6,675	$5,767	$(1,141)	$4,626
Investment securities	124	365	489	394	127	521
Interest-earning deposits with banks	40	164	204	10	4	14

Total interest income	3,003	4,365	7,368	6,171	(1,010)	5,161

Interest expense:
Deposits	1,022	1,806	2,828	1,202	(761)	441
Borrowings	(445)	577	132	921	(311)	610

Total interest expense	577	2,383	2,960	2,123	(1,072)	1,051

Net interest income	$2,426	$1,982	$4,408	$4,048	$62	$4,110

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

Net Income. Bancshares generated net income in 2005 of $4.5 million compared to net income in 2004 of $2.7 million. On a per share basis, fully diluted earnings were $.66 for 2005 compared to $.50 for 2004. Return on average assets was 1.07% and .74% and return on average equity was 9.81% and 8.50% for the years ended December 31, 2005 and 2004, respectively.

Earnings for the year ended December 31, 2005 were positively impacted by strong growth in average earning assets and by increases in net interest income. The impact of the growth in average earning assets was further enhanced by the increase in the yield on interest-earning assets, which increased to 6.63% in 2005 from 5.40% in 2004.

Net Interest Income. Net interest income increased $4.4 million from $12.0 million in 2004 to $16.4 million in 2005. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin from 3.56% in 2004 to 4.25% in 2005.

Total average earning assets increased $48.6 million or 14.4% from an average of $337.3 million in 2004 to an average of $385.9 million in 2005. Bancshares experienced solid loan growth during 2005 with average loan balances increasing by $43.0 million. The increase in the average balances for investment securities and interest-earning deposits was $5.7 million. Total interest income increased $7.4 million due to an increase in average earning assets of $48.6 million, complemented by an increase in yield on earning assets from 5.40% in 2004 to 6.63% in 2005. Average total interest-bearing liabilities increased by $27.8 million during 2005, consisting of a $39.2 million increase in average interest-bearing deposits while average borrowings decreased $11.4 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2005 was 4.25% compared to 3.56% for 2004. The increase in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. During the second half of 2005, the Federal Reserve Open Market Committee increased short-term interest rates eight times for a total of 200 basis points. When an interest rate increase occurs, yields on certain assets are increased immediately while the impact on deposits and borrowings is delayed until such time as these instruments mature and are replaced with instruments that reflect the interest rate increase. The average yield on earning assets for 2005 was 6.63% or 123 basis points higher than the 5.40% for 2004. The 2005 average cost of interest-bearing liabilities was 2.87% or 74 basis points higher than the 2.13% for 2004. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 49 basis points from 3.27% in 2004 to 3.76% in 2005.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2005 was $809,000, representing a $235,000 or 40.9% increase from the $574,000 recorded for 2004. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The allowance for loan losses was $4.3 million at December 31, 2005, representing 1.30% of total outstanding loans and 455% of non-performing loans. The allowance for loan losses at December 31, 2004 was $3.5 million, representing 1.13% of total outstanding loans at that date and 396% of non-performing loans.

Non-interest Income. Non-interest income decreased by $44,000 or 1.3% to $3.3 million for the year ended December 31, 2005. The largest components of non-interest income were service charges on deposit accounts of $2.3 million in 2005 unchanged from 2004, fees from mortgage banking operations of $385,000 in 2005 as compared to $365,000 in 2004, a 5.5% increase, and fees from accounts receivable financing of $110,000 in 2005 as compared to $85,000 in 2004, a 29% increase. Even though deposit transaction accounts increased from $126.2 million at December 31, 2004 to $143.3 million at December 31, 2005 there was no change in deposit account charges. The Bank implemented an overdraft privilege program to certain customers in 2003. The Bank discouraged customers who were over utilizing the program from doing so in 2005 which resulted in a decrease in deposit account charges directly relating to the overdraft privilege program. Fees from mortgage banking operations increased as the local economy remained strong and long-term rates remained favorable in 2005. Fees from accounts receivable financing increased due to an increase in average balances outstanding from $595,000 in 2004 to $940,000 in 2005, or a 58.0% increase.

Non-interest Expenses. Total non-interest expense increased $1.3 million from $10.4 million in 2004 to $11.7 million in 2005. This 12.5% increase was primarily due to increases in compensation associated with the addition of two branches in 2005 and other growth and increases in occupancy and equipment expenses related to branch growth.

Salaries and benefits expense was $5.7 million for the year ended December 31, 2005, representing an $878,000 or 18.1% increase over the $4.9 million recorded for the prior year. Occupancy and equipment costs were $2.2 million for the year ended December 31, 2005 representing a $395,000 or 22.5% increase over the $1.8 million for the prior year. Non-interest expense in 2004 included a $600,000 charge for the settlement of a customer lawsuit. Absent this charge, other expenses increased $668,000 or 21.0% from 2004 primarily due to increases in office expenses, advertising and promotion, and professional fees related to the new branches and inclusion of First National expenses for all of 2005.

Provision for Income Taxes. Bancshares had tax expense of $2.6 million, or 36.9% of income before income taxes, for the year ended December 31, 2005 compared to an income tax expense of $1.6 million in 2004 or 37.1% of income before income taxes. The effective tax rate decreased primarily as a result of an increase in tax-free municipal bond investments from $2.2 million in 2004 to $6.5 million in 2005.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

Net Income. Bancshares generated net income in 2004 of $2.7 million compared to net income in 2003 of $1.4 million. On a per share basis, fully diluted earnings were $.50 for 2004 compared to $.32 for 2003. Return on average assets was .74% and .56% and return on average equity was 8.50% and 5.91% for the years ended December 31, 2004 and 2003, respectively.

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

Non-interest Expenses. Total non-interest expense increased from $7.6 million in 2003 to $10.2 million in 2004. This 34% increase was primarily due to the acquisition of FNB, increases in compensation associated with branch expansion and other growth, increases in occupancy and equipment expenses, and other expenses which include a $600,000 charge for the settlement of a customer lawsuit. Salaries and benefits expense was $4.9 million for the year ended December 31, 2004, representing a $1.0 million or 26% increase over the $3.9 million recorded for the prior year. Occupancy and equipment costs were $1.8 million for the year ended December 31, 2003 representing a $393,000 or 29% increase over the $1.4 million for the prior year. Data processing cost was $554,000 for the year ended December 31, 2004 representing a $19,000 or 4% increase over the $535,000 for the prior year.

Provision for Income Taxes. Bancshares had tax expense of $1.6 million, or 37.1% of income before income taxes, for the year ended December 31, 2004 compared to an income tax expense of $807,000 in 2003 or 36.7% of income before income taxes.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of Bancshares’ asset and liability management strategy. Liquidity is the ability to fund the needs of Bancshares’ borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth and borrowings from the Federal Home Loan Bank and other lenders are presently the main sources of Bancshares’ liquidity. Bancshares’ primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of December 31, 2005, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $79.1 million, which represents 18% of total assets and 21% of total deposits and borrowings. Supplementing this liquidity, Bancshares has lines of credit from correspondent banks of approximately $24.7 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $11.1 million outstanding from the FHLB at December 31, 2005). At December 31, 2005, outstanding commitments to extend credit were $8.5 million and available line of credit balances totaled $50.6 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 58.5% of Bancshares’ total deposits at December 31, 2005 a slight decrease from 58.9% at December 31, 2004. Bancshares’ growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 33.0% of Bancshares’ total deposits at December 31, 2005. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2005, Bancshares maintained capital levels exceeding the minimum levels for adequately capitalized bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2005, we exceeded our regulatory capital requirements.

	At December 31, 2005
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	11.49%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.26%	4.00%	5.00%
Leverage ratio	8.49%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	16.64%	8.00%	NA
Tier 1 risk-based capital ratio	15.41%	4.00%	NA
Leverage ratio	12.78%	4.00%	NA

On July 2, 2003, the Board of Governors of the Federal Reserve issued a letter, SR 03-13, stating that trust preferred securities, such as those issued by American Community Capital Trust I and American Community Capital Trust II, Ltd., will continue to be included in Tier 1 capital until notice is given to the contrary. Accordingly, the above reflects those trust preferred securities. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in the Company’s consolidated capital ratios. However, the Company believes that the Bank would still exceed the regulatory required minimums for capital adequacy purposes.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of Bancshares’ assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2005
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans receivable:
Real estate mortgage loans	$90,702	$4,431	$6,455	$56,076	$157,664
Home equity lines of credit	27,732	—	—	—	27,732
Commercial and industrial loans	65,721	4,396	8,193	18,887	97,197
Loans to individuals	13,978	3,155	4,439	14,369	35,941
Lease financing, net	1,415	1,240	2,521	9,017	14,193
Interest earning deposits with banks	4,454	—	—	—	4,454
Investment securities	4,000	2,000	1,999	56,308	64,307
Non-marketable equity securities	—	—	—	1,996	1,996

Total interest-earning assets	$208,002	$15,222	$23,607	$156,653	$403,484

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$28,060	$1,461	$2,922	$52,766	$85,209
Time	46,336	31,043	69,921	54,838	202,138
Borrowings (1)	17,844	—	—	6,702	24,546
Junior subordinated debentures	10,310	—	—	3,608	13,918

Total interest-bearing liabilities	$102,550	$32,504	$72,843	$117,914	$325,811

INTEREST SENSITIVITY GAP PER PERIOD	$105,452	$(17,282)	$(49,236)	$38,739	$77,673

CUMULATIVE INTEREST SENSITIVITY GAP	$105,452	$88,170	$38,934	$77,673	$77,673

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	26.14%	21.85%	9.65%	19.25%	19.25%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	202.83%	165.28%	118.73%	123.84%	123.84%

(1)	Includes advances from the Federal Home Loan Bank, securities sold under agreement to repurchase, federal funds purchased and capital lease obligations.

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

Goodwill and Other Intangible Assets

Goodwill arose from the 2004 purchase of First National Bank of the Carolinas. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. As of December 31, 2005 goodwill was not impaired. The Company reviews other identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Contractual Obligations

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2005.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Borrowings	$111	$—	$—	$11,000	$11,111
Securities sold under agreement to repurchase and federal funds sold	11,733	—	—	—	11,733
Capital lease obligation	8	19	33	1,642	1,702
Junior subordinated deferrable interest debentures	—	—	—	13,918	13,918
Operating leases	511	784	769	2,523	4,587
Other contractual obligations	196	—	—	—	196

Total contractual cash obligations, excluding deposits	12,559	803	802	29,083	43,247

Deposits	290,565	43,654	11,182	—	345,401

Total contractual cash obligations, including deposits	$303,124	$44,457	$11,984	$29,083	$388,648

The $11.0 million in borrowings that matures in the “After 5 Years” column above includes long-term debt that has a call option whereby the lender (the “FHLB”) may call the debt in 2006.

It has been the experience of Bancshares that deposit withdrawals are generally replaced with new deposits, thus not requiring any net cash outflow. Based on that assumption, management believes that it can meet its contractual cash obligations from normal operations.

Commitments, Contingencies and Off-Balance Sheet Arrangements

Bancshares is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	Amount of Commitment Expiration Per Period
	(Dollars in thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Capital South Partnership commitment	$250	$—	$—	$—	$250
Standby letters of credit	3,151	—	—	—	3,151
Commitments to extend credit	8,504	—	—	—	8,504
Undisbursed lines of credit	15,510	8,264	3,480	21,720	48,974
Undisbursed portion of construction loans	24,168	—	—	—	24,168

Total off-balance sheet commitments	$51,583	$8,264	$3,480	$21,720	$85,047

Bancshares does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancshares evaluates each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by Bancshares upon extension of credit, is based on management’s credit evaluation of the borrower.

Related Party Transactions

Bancshares’ related party transactions for the same three year period have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2005, Bancshares had loans outstanding to executive officers and directors totaling approximately $10.0 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $10.0 million in outstanding related party loans represents 3.0% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), “Share-Based Payment”, which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $51,000, $79,000 and $105,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2005.

	2006	2007	2008	2009	2010	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS

Investment securities
Available for sale	$—	$1,853	$3,158	$4,000	$6,859	$47,455	$63,325	4.38%	$62,127
Held to maturity	—	—	—	—	—	2,180	2,180	3.98%	2,173
Non-marketable equity	—	—	—	—	—	1,468	1,468	—	1,468
Loans	129,871	30,040	37,980	51,978	41,068	41,790	332,727	7.51%	333,987

Total	$129,871	$31,893	$41,138	$55,978	$47,927	$92,893	$399,700		$399,755

FINANCIAL LIABILITIES

Interest-bearing demand accounts	$32,445	$5,846	$5,846	$5,846	$5,846	$29,380	$85,209	1.27%	$80,864
Time deposits	147,300	36,456	6,764	7,731	3,887	—	202,138	3.54%	200,307
Borrowings	11,852	8	10	14	19	26,561	38,464	5.15%	38,590

Total	$191,597	$42,310	$12,620	$13,591	$9,752	$55,941	$325,811		$319,761

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN COMMUNITY BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

American Community Bancshares, Inc. and Subsidiaries

Monroe, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and Subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

March 14, 2006

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$12,495,073	$9,511,148
Interest-earning deposits with banks	4,454,263	6,521,007
Investment securities available for sale, at fair value (cost of $63,324,908 and $52,002,147 at December 31, 2005 and 2004, respectively)	62,127,266	51,832,859
Investment securities held to maturity, at cost (fair value approximates $2,173,261 and $2,193,268 at December 31, 2005 and 2004, respectively)	2,180,222	2,185,951

Loans	332,707,645	307,987,863
Allowance for loan losses	(4,331,154)	(3,487,548)

NET LOANS	328,376,491	304,500,315

Accrued interest receivable	2,432,213	1,696,701
Bank premises and equipment	9,659,897	8,740,588
Foreclosed real estate	386,358	311,071
Non-marketable equity securities, at cost	1,995,874	2,040,299
Goodwill	9,838,173	9,838,173
Other assets	2,725,405	2,279,530

TOTAL ASSETS	$436,671,235	$399,457,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand - noninterest-bearing	$58,054,320	$45,501,369
Savings	11,509,864	11,501,456
Money market and NOW	73,699,214	69,168,911
Time	202,137,861	180,493,620

TOTAL DEPOSITS	345,401,259	306,665,356

Borrowings	11,111,111	12,777,778
Securities sold under agreement to repurchase and federal funds purchased	11,732,738	25,762,879
Capital lease obligation	1,702,350	1,709,896
Accrued expenses and other liabilities	1,919,290	1,651,357
Junior subordinated deferrable interest debentures	13,918,260	13,918,260

TOTAL LIABILITIES	385,785,008	362,485,526

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized, 4,568,673 and 3,489,249 shares issued and outstanding at
December 31, 2005 and 2004, respectively	4,568,673	3,489,249
Additional paid-in capital	38,881,954	29,054,479
Retained earnings	8,178,434	4,531,618
Accumulated other comprehensive loss	(742,834)	(103,230)

TOTAL STOCKHOLDERS’ EQUITY	50,886,227	36,972,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,671,235	$399,457,642

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
INTEREST INCOME
Loans, including fees	$23,062,245	$16,387,241	$11,760,641
Investment securities:
Taxable	2,051,393	1,617,946	1,165,636
Tax-exempt	177,539	122,121	53,907
Interest-earning deposits with banks	293,136	89,276	74,781

TOTAL INTEREST INCOME	25,584,313	18,216,584	13,054,965

INTEREST EXPENSE
Money market, NOW and savings deposits	1,049,189	404,119	313,515
Time deposits	6,240,853	4,058,070	3,707,276
Borrowings	483,940	545,181	579,540
Securities sold under agreement to repurchase and federal funds purchased	300,573	292,543	83,521
Capital lease obligation	140,512	140,688	140,506
Junior subordinated debentures	965,055	779,595	—
Trust preferred securities	—	—	344,751

TOTAL INTEREST EXPENSE	9,180,122	6,220,196	5,169,109

NET INTEREST INCOME	16,404,191	11,996,388	7,885,856
PROVISION FOR LOAN LOSSES	809,248	573,502	783,611

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,594,943	11,422,886	7,102,245

NON-INTEREST INCOME
Service charges on deposit accounts	2,305,475	2,305,688	1,739,835
Mortgage banking operations	384,633	364,506	516,942
Accounts receivable financing	109,502	85,194	93,680
Gain on sale of investment securities	10,200	106,290	—
Gain on sale of assets	68,210	27,504	—
Rental income	93,816	80,320	63,821
Other	322,020	367,964	230,190

TOTAL NON-INTEREST INCOME	3,293,856	3,337,466	2,644,468

NON-INTEREST EXPENSE
Salaries and employee benefits	5,738,770	4,860,411	3,854,140
Occupancy and equipment	2,150,584	1,755,367	1,362,645
Other	3,852,910	3,784,705	2,334,913

TOTAL NON-INTEREST EXPENSE	11,742,264	10,400,483	7,551,698

INCOME BEFORE INCOME TAXES	7,146,535	4,359,869	2,195,015

INCOME TAXES	2,639,000	1,616,665	807,000

NET INCOME	$4,507,535	$2,743,204	$1,388,015

NET INCOME PER COMMON SHARE
Basic	$.71	$.56	$.33

Diluted	$.66	$.50	$.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,364,336	4,912,256	4,236,564

Diluted	6,819,523	5,513,361	4,315,951

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Common stock
	Shares	Amount
Balance, January 1, 2003	2,824,376	$2,824,376	$19,191,220	$908,920	$151,689	$23,076,205

Comprehensive income:
Net income	—	—	—	1,388,015	—	1,388,015
Unrealized losses on available-for-sale securities, net	—	—	—	—	(60,810)	(60,810)

Total comprehensive income						1,327,205

Cash dividends declared ($.08 per share)	—	—	—	(225,950)	—	(225,950)
Common stock issued pursuant to:
Exercise of stock options	1,333	1,333	9,864	—	—	11,197

Balance, December 31, 2003	2,825,709	2,825,709	19,201,084	2,070,985	90,879	24,188,657
Comprehensive income:
Net income	—	—	—	2,743,204	—	2,743,204
Unrealized losses on available-for-sale securities, net	—	—	—	—	(194,109)	(194,109)

Total comprehensive income						2,549,095

Cash dividends declared ($.10 per share)	—	—	—	(282,571)	—	(282,571)
Purchase of FNB Bancshares, Inc.	617,343	617,343	9,571,919	—	—	10,189,262

Common stock issued pursuant to:
Exercise of stock options	34,997	34,997	175,076	—	—	210,073
Exercise of warrants	11,200	11,200	106,400	—	—	117,600

Balance, December 31, 2004	3,489,249	3,489,249	29,054,479	4,531,618	(103,230)	36,972,116

Comprehensive income:
Net income	—	—	—	4,507,535	—	4,507,535
Unrealized losses on available-for-sale securities, net	—	—	—	—	(639,604)	(639,604)

Total comprehensive income						3,867,931

Cash dividends declared ($.20 per share)	—	—	—	(860,719)	—	(860,719)

Common stock issued pursuant to:
Exercise of stock options	91,612	91,612	443,261	—	—	534,873
Exercise of warrants	987,812	987,812	9,384,214	—	—	10,372,026

Balance, December 31, 2005	4,568,673	$4,568,673	$38,881,954	$8,178,434	$(742,834)	$50,886,227

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,507,535	$2,743,204	$1,388,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,219,199	1,202,223	1,003,987
Provision for loan losses	809,248	573,502	783,611
Deferred income taxes	558,104	36,842	142,939
Gain on sale of investment securities	(10,200)	(106,290)	—
Loss on sale of foreclosed real estate	116,133	6,599	22,882
(Gain) loss on disposal of fixed assets	—	(26,856)	760
Increase (decrease) in capital lease obligation	(7,546)	2,317	2,134
Change in assets and liabilities:
Increase in accrued interest receivable	(735,512)	(319,870)	(176,457)
Decrease (increase) in other assets	(722,028)	632,557	(260,132)
Increase (decrease) in accrued expenses and other liabilities	267,933	34,845	(351,513)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,002,866	4,779,073	2,556,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(25,574,332)	(22,299,658)	(55,073,513)
Purchases of securities held to maturity	—	(300,000)	(1,894,095)
Proceeds from sales of securities available for sale	2,801,183	10,837,401	—
Proceeds from maturities, calls and principal re-payments of securities available for sale	11,227,575	16,593,908	31,782,975
Net increase in loans from originations and repayments	(25,168,109)	(47,206,857)	(39,588,410)
Purchases of bank premises and equipment	(1,866,423)	(1,151,381)	(1,206,596)
Proceeds from sale of bank premises and equipment	—	148,554	—
Proceeds from sale of foreclosed real estate	364,721	89,401	98,837
Investment in non-marketable equity securities	(98,875)	(582,438)	(341,700)
Redemption of non-marketable equity securities	143,300	—	—
Net cash disbursed in business combination	—	(2,706,716)	—

NET CASH USED BY INVESTING ACTIVITIES	(38,170,960)	(46,577,786)	(66,222,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	17,091,662	24,312,865	23,807,079
Net increase in time deposits	21,644,241	12,921,709	10,041,274
Proceeds from issuance of common stock	10,906,899	327,673	11,197
Proceeds from issuance of trust preferred securities	—	—	10,000,000
Advances from Federal Home Loan Bank	—	—	7,000,000
Repayment of Federal Home Loan Bank advances	(1,666,667)	(2,666,666)	(2,555,556)
Cash dividends paid on common stock	(860,719)	(282,571)	(225,950)
Net increase (decrease) in securities sold under agreement to repurchase and federal funds purchased	(14,030,141)	4,876,248	17,091,628

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,085,275	39,489,258	65,169,672

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	917,181	(2,309,455)	1,503,396

CASH AND CASH EQUIVALENTS, BEGINNING	16,032,155	18,341,610	16,838,214

CASH AND CASH EQUIVALENTS, ENDING	$16,949,336	$16,032,155	$18,341,610

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$—	$(56,153,741)	$—
Investment securities available for sale	—	(7,421,103)	—
Non-marketable equity securities	—	(416,161)	—
Bank premises and equipment	—	(3,070,947)	—
Deferred tax asset	—	(108,308)	—
Other assets acquired	—	(1,409,580)	—
Goodwill	—	(9,838,173)	—
Deposits	—	61,267,531	—
Securities sold under agreement to repurchase	—	1,219,406	—
Borrowings	—	2,000,000	—
Other liabilities assumed	—	1,035,098	—
Fair value of options exchanged	—	1,615,865	—
Issuance of stock	—	8,573,397	—

Net cash distributed in business combination	$—	$(2,706,716)	$—

Cash paid during the year for:
Interest	$9,046,935	$6,046,108	$5,132,471
Income taxes	1,572,000	1,168,952	1,130,523

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$482,685	$290,461	116,610
Change in unrealized gain on available-for-sale securities, net of tax	(639,604)	(194,109)	(60,810)

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 1 - ORGANIZATION AND OPERATIONS

In April 2000, American Community Bancshares, Inc. (“Bancshares”) was formed as a holding company for American Community Bank. Upon formation, one share of Bancshares’ $1 par value common stock was exchanged for each of the then outstanding 1,492,063 shares of American Community Bank’s $5 par value common stock. Bancshares currently has no material operations and conducts no business on its own other than owning its wholly owned subsidiary, American Community Bank.

American Community Bank (“American Community”) was incorporated on November 13, 1998 and began banking operations on November 16, 1998. The Bank is engaged in general commercial and retail banking in Union and Mecklenburg Counties of North Carolina and Cherokee and York Counties of South Carolina, operating under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The Bank undergoes periodic examinations by those regulatory authorities.

First National Bank of the Carolinas (“First National”) commenced operations on October 18, 1996 and was purchased by Bancshares on April 15, 2004. First National was merged into American Community on April 1, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of American Community Bancshares, Inc. and American Community Bank, together referred to herein as the “Company.” All significant inter-company transactions and balances are eliminated in consolidation.

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

Years Ended December 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is accrued on the unpaid principal balance outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. The accrual of interest on impaired/non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received after the principal balance has been fully collected. Loans are removed from non-accrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal and interest. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Non-marketable equity securities

As a requirement for membership, the Bank invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), Bankers Bank, and the Federal Reserve Bank of Richmond. In addition, the Bank also invests in other equity investments for which the stock is not publicly traded. These investments are carried at cost.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. Subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, other intangible assets, which consist entirely of deposit base premiums acquired through business acquisitions, are amortized over the lives of the related acquired deposit relationships. In accordance with the Company’s estimate of approximate lives of the acquired deposit relationships, an 8 year straight-line amortization schedule has been established for the other intangible assets. The Company will continue to evaluate amortization periods and such amortization periods could be revised downwards (but not upwards) in the future if circumstances warrant.

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

Stock Compensation Plans

SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans have no intrinsic value at the grant date and, under Opinion No. 25, no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied.

At December 31, 2005, the Company had four stock-based compensation plans which are more fully described in Note 17. The Company accounts for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs have been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company’s stock on the date of grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

	2005	2004	2003
	(Dollars in thousands)
Net income:
As reported	$4,508	$2,743	$1,388
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(51)	(79)	(105)

Pro forma	$4,457	$2,664	$1,283

Basic net income per share:
As reported	$0.71	$0.56	$0.33
Proforma	0.70	0.54	0.30

Diluted net income per share:
As reported	$0.66	$0.50	$0.32
Proforma	0.65	0.48	0.30

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

The components of other comprehensive income and related tax effects are as follows:

	2005	2004	2003
Unrealized holding losses on available-for-sale securities	$(1,018,154)	$(207,647)	$(81,941)
Tax effect	384,894	78,906	21,131

Net of tax amount	(633,260)	(128,741)	(60,810)

Reclassification adjustment for gains realized in income	(10,200)	(106,290)	—
Tax effect	3,856	40,922	—

Net of tax amount	(6,344)	(65,368)	—

Total net of tax amount	$(639,604)	$(194,109)	$(60,810)

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2005	2004	2003
Weighted average number of common shares used in computing basic net income per share	6,364,336	4,912,256	4,236,564
Effect of dilutive stock options and warrants	455,187	601,105	79,387

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,819,523	5,513,361	4,315,951

For the years ended December 31, 2005 and 2004, there were no options that were anti-dilutive for the year. For the year ended December 31, 2003, there were 19,000 options that were anti-dilutive since the exercise price exceeded the average market price for the year. Anti-dilutive options are omitted from the calculation of diluted earnings per share.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.

Recent Accounting Pronouncements

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provision of FIN 46 and to exempt certain entities from its requirements. FIN 46R is effective for public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by small business issuers to variable interest entities other than special-purpose entities is required for periods ending after December 15, 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also required certain disclosures of an entity’s relationship with variable interest entities.

The Company’s adoption of FIN 46R resulted in deconsolidation of the Company’s trust preferred subsidiaries, American Community Capital Trust I (“Capital Trust I”) and American Community Capital Trust II, Ltd (“Capital Trust II”) which were created for the sole purpose of issuing trust preferred securities. Historically, the junior subordinated debentures issued by the Company to the Trusts were included in trust preferred securities in the consolidated balance sheets. As a result of the implementation of FIN 46R, the Company’s investment in the common equity of the trusts is now included in the consolidated balance sheets in other assets. In addition, trust preferred securities have been deconsolidated and junior subordinated debentures are now reflected on the balance sheet.

EITF 03-01

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the FASB issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP is to be applied to reporting periods beginning after December 15. 2005. The Company is in process of evaluating the impact of this FSP.

SFAS 123(r)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(r) (“SFAS No. 123(r)”), Share-Based Payment, which is a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period or the period until the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business users must adopt SFAS No. 123(r) as of the beginning of their

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements. If the Company had included the cost of employee stock option compensation in the consolidated financial statements, net income for the fiscal years ended December 31, 2005, 2004 and 2003 would have decreased by approximately $51,000, $79,000 and $105,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is not expected to have a material effect on the consolidated financial statements.

SAB 107

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures. SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2005 and 2004:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$15,769,977	$21,373	$129,351	$15,661,999
Mortgage-backed securities	42,791,059	15,899	1,082,183	41,724,775
State and municipal bonds	4,357,064	17,361	44,081	4,330,344

	62,918,100	54,633	1,255,615	61,717,118

Marketable equity securities	406,808	3,340	—	410,148

Total securities available for sale	$63,324,908	$57,973	$1,255,615	$62,127,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,180,222	$7,634	$14,595	$2,173,261

Total securities held to maturity	$2,180,222	$7,634	$14,595	$2,173,261

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$5,802,765	$1,501	$26,181	$5,778,085
Mortgage-backed securities	44,690,312	85,199	262,564	44,512,947
State and municipal bonds	1,102,262	30,242	—	1,132,504

	51,595,339	116,942	288,745	51,423,536

Marketable equity securities	406,808	2,515	—	409,323

Total securities available for sale	$52,002,147	$119,457	$288,745	$51,832,859

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,185,951	$12,132	$4,815	$2,193,268

Total securities held to maturity	$2,185,951	$12,132	$4,815	$2,193,268

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities (excluding marketable equity securities) at December 31, 2005 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2005
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	15,262,888	15,137,052
Due after five years through ten years	13,382,372	13,050,855
Due after ten years	36,453,062	35,702,472

Total	$65,098,322	$63,890,379

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

For the year ended December 31, 2005, proceeds from sales of investment securities available for sale amounted to $2,801,183. Gross realized gains in 2005 from these sales amounted to $10,200. For the year December 31 2004, proceeds from sales of investment securities available for sale amounted to $10,837,401. Gross realized gains in 2004 from these sales amounted to $106,290. There were no sales of investment securities for the year ended December 31, 2003.

Securities with carrying values of $4,832,475 and $5,953,562 at December 31, 2005 and 2004, respectively, were pledged to secure public monies on deposit as required by law.

The following tables show investment gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2005
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$12,246,249	$103,701	$974,350	$25,650	$13,220,599	$129,351
Mortgage-backed securities	15,800,761	353,295	23,460,919	728,888	39,261,680	1,082,183
State and municipal bonds	3,168,349	44,081	—	—	3,168,349	44,081

Held to maturity:
State and municipal bonds	1,412,188	14,595	—	—	1,412,188	14,595

Total temporarily impaired securities	$32,627,547	$515,672	$24,435,269	$754,538	$57,062,816	$1,270,210

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 3 - INVESTMENT SECURITIES (Continued)

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

NOTE 4 – NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

The aggregate cost of the Company’s cost method investments totaled $1,995,874 at December 31, 2005. Investments with an aggregate cost of $527,737 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $1,468,137 of investments, securities in the Federal Home Loan Bank and The Bankers Bank amounted to $1,383,900 and $84,237, respectively, at December 31, 2005. Because of the redemption provisions of issuers, the Company estimated that the fair value equaled or exceeded the cost of these investments and the investments were not impaired.

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2005 and 2004:

	2005		2004
	Amount	Percent	Amount	Percent
Real estate mortgage loans:
1-4 family	$28,933,026	8.70%	$27,160,666	8.81%
Commercial mortgage	84,693,502	25.45%	84,621,067	27.47%
Construction/development	44,036,858	13.24%	39,843,601	12.93%
Home equity lines of credit	27,732,430	8.33%	24,575,318	7.98%
Commercial and industrial loans	97,196,672	29.21%	85,911,232	27.88%
Loans to individuals	35,941,401	10.80%	30,812,984	10.00%
Lease financing, net	14,193,124	4.27%	15,177,153	4.93%

Subtotal	332,727,013	100.00%	308,102,021	100.00%

Allowance for loan losses	(4,331,154)		(3,487,548)
Net unamortized deferred costs	(19,368)		(114,158)

Total	$328.376,491		$304,500,315

Loans are primarily made in Union and Mecklenburg Counties of North Carolina and Cherokee and York Counties of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

At December 31, 2005 and 2004, respectively, there were $1,402,001 and $1,116,893 of loans past due 90 days or more which were still accruing interest. Impaired loans consist entirely of non-accrual loans and leases which aggregated $951,094 and $881,280 and had related allowances for loan losses of $296,095 and $121,678 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $851,000 and $518,000, respectively. Non-accrual loans did not materially affect interest income for the years ended December 31, 2005, 2004 and 2003.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans to directors and officers as a group at January 1, 2005	$7,310,905
Disbursements during the year ended December 31, 2005	5,607,861
Amounts collected during the year ended December 31, 2005	(2,944,002)

Loans to directors and officers as a group at December 31, 2005	$9,974,764

At December 31, 2005, the Company had pre-approved but unused lines of credit totaling $2,534,062 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2005	2004	2003
Balance at beginning of year	$3,487,548	$2,528,825	$2,375,000

Provision charged to operations	809,248	573,502	783,611

Charge-offs	80,848	339,980	664,741
Recoveries	(115,206)	(40,124)	(34,955)

Net charge-offs (recoveries)	(34,358)	299,856	629,786

Allowance acquired from First National merger	—	685,077	—

Balance at end of year	$4,331,154	$3,487,548	$2,528,825

NOTE 6 - BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2005 and 2004:

	2005	2004
Land	$1,667,740	$1,711,328
Buildings and leasehold improvements	7,129,445	5,917,184
Furniture and equipment	4,029,610	3,348,280
Construction in progress	—	59,872

	12,826,795	11,036,664
Accumulated depreciation and amortization	(3,166,898)	(2,296,076)

Total	$9,659,897	$8,740,588

Depreciation and amortization expense amounting to $873,658, $769,584 and $505,528 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in occupancy and equipment expense.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 7 - DEPOSITS

Time deposits in denominations of $100,000 or more were $114,102,020 and $96,903,175 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

	Less than $100,000	$100,000 or more	Total
2006	$62,529,419	$84,771,802	$147,301,221
2007	18,008,606	18,881,689	36,890,295
2008	4,044,423	2,719,465	6,763,888
2009	2,128,569	5,597,332	7,725,901
2010	1,324,824	2,131,732	3,456,556
Thereafter	—	—	—

Total	$88,035,841	$114,102,020	$202,137,861

NOTE 8 - BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal funds purchased, and obligations under a capitalized lease for the Bank’s main office facility. At December 31, 2005 and 2004, Federal Home Loan Bank advances were as follows:

2005	Call Feature	Amount	Rate
Due on February 24, 2006	None	$111,111	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on July 16, 2012	Callable by FHLB on January 18, 2005	1,000,000	3.90% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2005	5,000,000	3.45% Fixed

Total FHLB borrowings/weighted average rate		$11,111,111	4.11%

2004	Call Feature	Amount	Rate
Due on October 3, 2005	None	$1,000,000	2.00% Fixed
Due on February 24, 2006	None	777,778	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on July 16, 2012	Callable by FHLB on January 18, 2005	1,000,000	3.90% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2005	5,000,000	3.45% Fixed

Total FHLB borrowings/weighted average rate		$12,777,778	3.84%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock of $1,383,900, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2005 was approximately $21,601,000. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

The Company also had available lines of credit totaling $24.7 million from correspondent banks at December 31, 2005.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

	Related party	Other	Total
2006	$254,050	$256,947	$510,997
2007	222,813	169,327	392,140
2008	222,813	169,327	392,140
2009	222,813	169,327	392,140
2010	222,813	153,700	376,513
2011 - 2020	1,866,766	656,648	2,523,414

Total	$3,012,068	$1,575,276	$4,587,344

Total rent expense under operating leases was approximately $721,000, $623,000 and $582,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2005 and 2004 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $261,588 and $217,990 at December 31, 2005 and 2004, respectively.

At December 31, 2005, aggregate future minimum lease payments due under this capital lease obligation are as follows:

2006	$148,057
2007	148,057
2008	148,057
2009	148,057
2010	158,421
2011 - 2029	3,358,491

Total minimum lease payments	4,109,140
Less amount representing interest	(2,406,790)

Present value of net minimum lease payments	$1,702,350

Both the land lease and capital leases for the Company’s main office discussed above are leased from a director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another director. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with another director. The lease has an initial term of ten years with two renewal options for five years each. Total lease payments of $457,002, $419,553, and $464,755 were paid to these directors under these leases during 2005, 2004 and 2003, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 10 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2004, the Company adopted FIN 46R, with no restatement of prior periods, resulting in the deconsolidation of American Community Capital Trust I and American Community Capital Trust II, Ltd, statutory trusts (the “Trusts”), which were created for the sole purpose of issuing trust preferred securities. The implementation of FIN 46R resulted in the Company’s $418,260 investment in the common equity of the Trusts being included in the condensed consolidated balance sheets as other assets with a corresponding increase in junior subordinated debentures. The Company is now recording greater interest expense and income received from the Trusts with no effect on net income. The income and interest expense received from and paid to the Trusts, respectively, is being included in the consolidated statements of operations as other non-interest income and expense.

The Company has Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) outstanding. The Junior Subordinated Debentures were issued from funds invested from the sale of trust preferred securities by American Community Capital Trust I and American Community Capital Trust II, Ltd., both of which are wholly owned by the Company.

On December 31, 2001 and March 1, 2002, $2.0 million and $1.5 million, respectively, of trust preferred securities were placed through American Community Capital Trust I (“Capital Trust I”). The preferred securities pay cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred up to five years. Unpaid distributions will be accrued as a component of interest expense. The preferred securities issued in 2001 and 2002 are redeemable on March 1, 2007 or afterwards at the par of $1,000 per share. Redemption is mandatory at March 1, 2032. The proceeds of the preferred securities were invested by Capital Trust I in $3.5 million principal amount of 9% junior subordinated debentures of the Company due March 1, 2032.

On December 15, 2003, $10.0 million of trust preferred securities were placed through American Community Capital Trust II, Ltd. (“Capital Trust II”). The preferred securities pay cumulative cash distributions quarterly at a rate priced off 90-day LIBOR plus 280 basis points. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The preferred securities issued in 2003 are redeemable on December 15, 2008 or afterwards at par. Redemption is mandatory at December 15, 2033. The proceeds of the preferred securities were invested by Capital Trust II in $10.0 million principal amount of junior subordinated debentures of the Company due December 15, 2033.

The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. A portion of the preferred securities qualify as Tier I capital for regulatory capital purposes.

A description of the Junior Subordinated Debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2005	2004
American Community
Capital Trust I	12/31/2001	2,000	9.00%	03/01/2032	$2,061,863	$2,061,863
American Community
Capital Trust I	03/01/2002	1,500	9.00%	03/01/2032	1,546,397	1,546,397
American Community
Capital Trust II, Ltd.	12/15/2003	10,000	6.82%	12/15/2033	10,310,000	10,310,000

Total					$13,918,260	$13,918,260

NOTE 11 - OTHER CONTRACTS

The Company entered into a non-cancelable contract with a third party for data processing services. The future minimum payment required under this contract for the year ending December 31, 2005 is as follows:

2006	$196,000

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 12 - INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(Dollars in thousands)
Current tax provision:
Federal	$1,657	$1,300	$537
State	423	280	127

	2,080	1,580	664

Deferred tax provision (benefit):
Federal	557	61	117
State	2	(24)	26

	559	37	143

Provision for income taxes	$2,639	$1,617	$807

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2005	2004	2003
	(Dollars in thousands)
Benefits computed at statutory rate of 34%	$2,430	$1,482	$746
Effect of state income taxes	280	184	101
U. S. Government interest	(75)	(57)	(30)
Other	4	8	(10)

Net provision for income taxes	$2,639	$1,617	$807

Significant components of deferred taxes at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,482	$1,140
Capital lease	102	88
Deferred gain on sale-leaseback	33	39
Income from deferred data processing payment	72	—
Nondeductible accrued expenses	3	231
Net unrealized losses on available-for-sale securities	454	66
Other	24	20

Total deferred tax assets	2,170	1,584

Deferred tax liabilities:
Premises and equipment	(126)	(288)
Leased property	(967)	—
Core deposit intangible	(259)	(265)
Prepaid expenses	(72)	(114)

Total deferred tax liabilities	(1,424)	(667)

Net recorded deferred tax assets	$746	$917

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 13 - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Postage, printing and office supplies	$428,781	$317,654	$315,447
Advertising and promotion	274,264	134,581	139,874
Travel, meals, dues and subscriptions	200,269	180,588	161,591
Telephone	171,055	168,765	111,451
Data processing and technology	536,923	553,614	535,298
Professional fees and contracted services	964,601	841,414	444,915
Lawsuit settlement charge	—	600,000	—
Other	1,277,017	988,089	626,337

Total	$3,852,910	$3,784,705	$2,334,913

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

The primary sources of funds for the payment of dividends by American Community Bancshares, Inc. are interest and dividends received from its subsidiary, American Community Bank, combined with the proceeds from stock sold by the Company. American Community, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such limitation is in the public interest and is necessary to ensure a bank’s financial soundness.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 14 - REGULATORY MATTERS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$58,950	16.64%	$28,349	8.00%	$	N/A	N/A
American Community Bank	40,603	11.49%	28,277	8.00%		35,346	10%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	54,619	15.41%	14,175	4.00%		N/A	N/A
American Community Bank	36,270	10.26%	14,139	4.00%		17,673	5.00%

Tier 1 Capital to Average Assets:
Consolidated	54,619	12.78%	17,099	4.00%		N/A	N/A
American Community Bank	36,270	8.49%	17,079	4.00%		21,349	5.00%

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$43,445	13.54%	$25,674	8.00%	$	N/A	N/A
American Community Bank	26,080	9.88%	21,107	8.00%		26,384	10.00%
First National Bank of the Carolinas	8,414	14.40%	4,675	8.00%		5,843	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	35,329	11.01%	12,837	4.00%		N/A	N/A
American Community Bank	23,335	8.84%	10,553	4.00%		15,830	6.00%
First National Bank of The Carolinas	7,684	13.15%	2,337	4.00%		3,506	6.00%

Tier 1 Capital to Average Assets:
Consolidated	35,329	9.45%	14,948	4.00%		N/A	N/A
American Community Bank	23,335	7.64%	12,221	4.00%		15,277	5.00%
First National Bank of The Carolinas	7,684	10.59%	2,903	4.00%		3,629	5.00%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2005 is as follows:

Financial instruments whose contract amounts represent credit risk:
Capital South Partnership commitment	$250,000
Standby letters of credit	3,151,129
Commitments to extend credit	8,503,718
Undisbursed lines of credit	48,974,179
Undisbursed portion of construction loans	24,168,046

In the normal course of business, the Company is involved in various legal proceedings. The amount of any liability that may result from those proceedings in which the Company is currently involved cannot be determined at this time.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments for which fair value disclosures are required include cash and due from banks, interest-earning deposits with banks, investment securities, loans, Federal Home Loan Bank and Bankers Bank stock, accrued interest, deposits, borrowings, securities sold under agreements to repurchase, trust preferred securities and junior subordinated debentures. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Non-marketable Equity Securities

The carrying value of Federal Home Loan Bank stock and Bankers Bank stock approximates fair value based on the redemption provisions of the Banks.

Accrued Interest

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market, and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings, Securities Sold Under Agreements to Repurchase, Federal Funds Sold and Junior Subordinated Debentures

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2005 and 2004:

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets
Cash and due from banks	$12,495	$12,495	$9,511	$9,511
Interest-earning deposits with banks	4,454	4,454	6,521	6,521
Securities available for sale	62,127	62,127	51,833	51,833
Securities held to maturity	2,180	2,173	2,186	2,193
Loans	328,376	328,318	304,500	305,009
Accrued interest receivable	2,432	2,432	1,697	1,697
Non-marketable equity securities	1,468	1,468	1,512	1,512

Financial liabilities:
Deposits	345,401	303,630	306,665	284,540
Borrowings	11,111	10,856	12,778	12,899
Capital lease obligation	1,702	1,702	1,710	1,710
Securities sold under agreement to repurchase and federal funds sold	11,733	11,733	25,763	25,763
Junior subordinated debentures	13,918	14,299	13,918	13,471

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of 3.0% of each employee’s salary. Contributions are funded when accrued. Expenses totaled $87,483, $68,430 and $54,494 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Plans

The Company has four stock option plans; the 1999 Employee Stock Option Plan (the “Employee Plan”), the 1999 Director Stock Option Plan (the “Director Plan”), the 2001 Incentive Stock Option Plan (the “Incentive Plan”), and the 2002 Non-statutory Stock Option Plan (the “Non-statutory Plan”). The 1999 plans each make available options to purchase 246,191 shares of the Company’s common stock for an aggregate number of common shares reserved for options under these plans of 492,382. The options granted under the Director Plan vested immediately at the time of grant, while the options granted under the Employee Plan vest over a five-year period. The Incentive Plan makes available options to purchase 210,300 shares of the Company’s common stock at a price not less than the fair value of the Company’s common shares on the date of grant. The options granted under the Incentive Plan vest over a five-year period. During 2002 the Company adopted, with shareholder approval, the Non-statutory Plan. The Non-statutory plan makes available options to purchase 37,500 shares on the date of grant. The options granted to directors under the Non-statutory Option Plan vest over a three-year period, beginning one year from the date of grant.

Unexercised options for all of the aforementioned plans expire ten years after the date of grant. The exercise price of all options granted to date is the fair value of the Company’s common shares on the date of grant. A summary of the Company’s option plans as of and for the years ended December 31, 2005, 2004, and 2003 after retroactively adjusting for the stock dividend paid in February 2006, is as follows:

	Shares available for future grants	Outstanding Options
		Number outstanding	Weighted average exercise price
At December 31, 2002	96,141	542,940	$5.51
Options granted	(28,500)	28,500	7.93
Options exercised	—	(1,999)	5.60
Options forfeited	8,910	(8,910)	5.08

At December 31, 2003	76,551	560,531	5.65
FNB options	—	293,739	3.70
Options granted	(72,051)	72,051	8.89
Options exercised	—	(52,496)	4.00
Options forfeited	12,198	(12,198)	5.73

At December 31, 2004	16,698	861,627	5.39
Additional shares authorized under 2001 Incentive Option Plan	75,000	—	—
Options granted	—	—	—
Options exercised	—	(137,418)	3.89
Options forfeited	81,078	(81,078)	8.92

At December 31, 2005	172,776	643,131	$5.57

	2005	2004	2003
Assumptions in estimating option values:
Risk-free interest rate	—	2.25%	2.25%
Dividend yield	—	.97%	.97%
Volatility	—	14.50%	14.70%
Expected life	—	7 years	7 years

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS (Continued)

At December 31, 2005, there were 566,573 exercisable options with a weighted average exercise price of $5.25. At December 31, 2004, there were 729,600 exercisable options with a weighted average exercise price of $4.95. Of the total options outstanding at December 31, 2005 and 2004, the remaining average contractual lives were five years. The range of exercise prices associated with options outstanding at December 31, 2005 was $3.70 to $5.55 and $5.60 to $8.92.

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

NOTE 18 - SALE OF COMMON STOCK AND EXERCISE OF WARRANTS

The Company completed the sale of 1,000,500 units, which consisted of one share of common stock and one warrant to buy one share of common stock, at $9.00 per share on April 29, 2002. Expenses associated with the sale amounted to $1,016,001 resulting in net proceeds from the offering of $7,988,499. The warrants entitled the holder to purchase one share of common stock at $10.50 per share and expired on April 30, 2005. As a result of warrants exercised in 2005 and 2004, 999,012 common shares were issued and total capital received was $10,489,626.

NOTE 19 - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

Condensed Statements of Financial Condition

December 31, 2005 and 2004

	2005	2004
Assets:
Cash and due from banks	$207,728	$142,983
Interest earning deposits with banks	16,193,700	7,696,900
Investment in securities available for sale	403,469	403,469
Investment in American Community Bank	46,037,722	23,213,898
Investment in First National Bank of the Carolinas	—	18,318,937
Investment in American Community Capital Trust I	108,260	108,260
Investment in American Community Capital Trust II, Ltd.	310,000	310,000
Due from American Community Bank	—	650,969
Other assets	1,543,608	256,182

Total Assets	$64,804,487	$51,101,598

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust I	$3,608,260	$3,608,260
Due to American Community Capital Trust II, Ltd.	10,310,000	10,310,000
Due to First National Bank of the Carolinas	—	211,222

Total Liabilities	13,918,260	14,129,482

Stockholders’ Equity:
Common stock	4,568,673	3,489,249
Additional paid-in capital	38,881,954	29,054,479
Retained earnings	8,178,434	4,531,618
Accumulated other comprehensive loss	(742,834)	(103,230)

Total stockholders’ equity	50,886,227	36,972,116

Total Liabilities and Stockholders’ Equity	$64,804,487	$51,101,598

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 19 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Interest-earning deposits with banks	$810,969	$664,925	$341,346

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	965,055	779,595	344,751

Non-interest income:
Equity in earnings of American Community Bank	4,644,491	2,162,823	1,440,542
Equity in earnings of First National Bank of the Carolinas	—	677,000	—

Total non-interest income	4,644,491	2,839,823	1,440,542

Non-interest expense:
Professional fees	41,851	18,138	27,380
Other	27,019	30,811	21,742

Total non-interest expense	68,870	48,949	49,122

Income before taxes	4,421,535	2,676,204	1,388,015
Income tax benefit	(86,000)	(67,000)	—

Net income	$4,507,535	$2,743,204	$1,388,015

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 19 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,507,535	$2,743,204	$1,388,015
Equity in earnings of subsidiaries	(4,644,491)	(2,839,823)	(1,440,542)
Decrease (increase) in other assets	(1,287,426)	195,835	(918,743)

Net cash provided (used) by operating activities	(1,424,382)	99,216	(971,270)

Cash flows from investing activities:
Purchases of investments available for sale	—	(403,469)	—
Investment in American Community Bank	(500,000)	(2,700,000)	—
Investment in First National Bank of the Carolinas	—	(7,434,275)	—
Investment in American Community Capital Trust II	—	—	(310,000)

Net cash used by investing activities	(500,000)	(10,537,744)	(310,000)

Cash flows from financing activities:
Junior subordinated debentures issued to American Community Capital Trust II	—	—	10,310,000
Repayment of advances from subsidiaries	439,747	—	—
Proceeds from advances from subsidiaries	—	211,222	—
Proceeds from issuance of common stock	10,906,899	327,673	11,197
Cash dividends paid on common stock	(860,719)	(282,571)	(225,950)

Net cash provided by financing activities	10,485,927	256,324	10,095,247

Increase (decrease) in cash and cash equivalents	8,561,545	(10,182,204)	8,813,977

Cash and cash equivalents, beginning	7,839,883	18,022,087	9,208,110

Cash and cash equivalents, ending	$16,401,428	$7,839,883	$18,022,087

NOTE 20 - BUSINESS COMBINATION

On November 5, 2003, the Company entered into an Agreement and Plan of Merger with FNB Bancshares, Inc., a bank holding company headquartered in Gaffney, SC, which is the parent company of First National Bank of the Carolinas. The acquisition was approved at a special shareholders’ meeting on March 4, 2004 and the transaction took place effective at the close of business on April 15, 2004. First National shareholders could elect to receive $22.64 in cash for each share of First National stock they owned, exchange each share of First National stock for 1.6347 shares of American Community Bancshares, Inc. stock, or a combination of stock and cash. As a result of the combination, the Company paid $7.1 million for shares exchanged for cash and has issued 619,044 additional shares of stock. The acquisition was accounted for using the purchase method of accounting, with the operating results of First National subsequent to April 15, 2004 included in the Company’s consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 20 - BUSINESS COMBINATION (Continued)

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

	2004	2003
	(In thousands, except per share data)
Net interest income	$12,897	$10,947
Net income	3,074	1,856
Net income per common share - basic	.59	.36
Net income per common share - diluted	.53	.35

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

Years Ended December 31, 2005, 2004 and 2003

NOTE 21 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill arose from the 2004 purchase of First National. Pursuant to SFAS No. 142, goodwill acquired will not be amortized but will be subject to an annual impairment test. Goodwill recorded by the Company in conjunction with the business combination of First National amounted to $9,838,173 as of December 31, 2005.

Other intangible assets were acquired in conjunction with the purchase of First National. The initial deposit premium associated with the purchase of First National was $854,329. Amortization of these other intangible assets amounted to $106,800 and $75,650 for the years ended December 31, 2005 and 2004, respectively. The estimated amortization expense on intangible assets acquired from First National for the years ending December 31, 2006 through 2008 is $106,800 annually. The Company had no other intangible assets.

NOTE 22 – SUBSEQUENT EVENT

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this stock split.

NOTE 23 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated, selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Interest income	$7,112	$6,797	$6,003	$5,672
Interest expense	2,615	2,468	2,116	1,981

Net interest income	4,497	4,329	3,887	3,691

Provision for loan losses	294	224	182	109

Net interest income after provision for loan loss	4,203	4,105	3,705	3,582
Non-interest income	838	829	880	747
Total non-interest expense	3,135	3,063	2,896	2,648

Income before income taxes	1,906	1,871	1,689	1,681
Provision for income taxes	697	686	623	633

Net income	$1,209	$1,185	$1,066	$1,048

Net income per share
Basic	$0.18	$0.17	$0.17	$0.19
Diluted	0.17	0.17	0.16	0.17

Common stock price
High	$12.51	$11.47	$11.53	$9.53
Low	12.07	11.44	11.33	9.46

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

NOTE 23 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Year Ended December 31, 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Interest income	$5,290	$4,971	$4,421	$3,534
Interest expense	1,780	1,602	1,492	1,346

Net interest income	3,510	3,369	2,929	2,188

Provision for loan losses	158	157	140	118

Net interest income after provision for loan loss	3,352	3,212	2,789	2,070
Non-interest income	884	869	882	702
Total non-interest expense	3,168	2,588	2,630	2,014

Income before income taxes	1,068	1,493	1,041	758
Provision for income taxes	392	556	386	283

Net income	$676	$937	$655	$475

Net income per share
Basic	$0.13	$0.18	$0.13	$0.11
Diluted	0.11	0.17	0.12	0.10

Common stock price
High	$11.21	$8.81	$9.43	$9.47
Low	8.61	7.58	7.85	8.09

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A – CONTROLS AND PROCEDURES

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

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections captioned “Proposal 2: Election of Directors,” “Executive Officers,” and “Required Reports of Beneficial Ownership” in the 2006 Annual Meeting Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics is available at http://www.americancommunitybank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation” and “Executive Compensation” in the 2006 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Ownership of Voting Securities” in the 2005 Annual Meeting Proxy Statement is incorporated herein by reference.

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans	1999 Incentive:
approved by security holders	217,715	$6.04	198
	1999 Non-statutory:
	177,112	$5.55	69,078
	2001 Incentive:
	89,520	$6.74	102,000
	2002 Non-statutory:
	34,000	$6.50	1,500
	1997 FNB Plan:
	124,784	$3.70	-0-
Equity compensation plans not approved by security holders	None	None	None

Total	643,131	$5.57	172,776

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2006 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “Report of the Audit Committee” and “Proposal 3: Ratification of Independent Public Accountants” in the 2006 Annual Meeting Proxy Statement are incorporated herewith by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

10.8	Dividend Reinvestment and Common Stock Purchase Plan*******

21	Subsidiaries of Registrant (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.
*******	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2006	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton Randy P. Helton, President, Chief Executive Officer and Director	March 25, 2006

/s/ Dan R. Ellis, Jr. Dan R. Ellis, Jr., Chief Financial Officer	March 25, 2006

/s/ Robert D. Dinsmore Robert D. Dinsmore, Director	March 25, 2006

/s/ Frank L. Gentry Frank L. Gentry, Director	March 25, 2006

/s/ Thomas J. Hall Thomas J. Hall, Director	March 25, 2006

/s/ Larry S. Helms Larry S. Helms, Director	March 25, 2006

/s/ Bill H. Mason Bill H. Mason, Director	March 25, 2006

/s/ V. Stephen Moss V. Stephen Moss, Director	March 25, 2006

/s/ Peter A. Pappas Peter A. Pappas, Director	March 25, 2006

/s/ L. Steven Phillips L. Steven Phillips, Director	March 25, 2006

/s/ Alison J. Smith Alison J. Smith, Director	March 25, 2006

/s/ L. Carlton Tyson L. Carlton Tyson, Director	March 25, 2006

/s/ David D. Whitley David D. Whitley, Director	March 25, 2006

/s/ Gregory N. Wylie Gregory N. Wylie, Director	March 25, 2006

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation *

3.2	Registrant’s Bylaws *

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (included as Exhibit A of Exhibit 10(ix))***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option plan*****

10.8	Dividend Reinvestment and Common Stock Purchase Plan *******

21	Subsidiaries of Registrant (Filed herewith)

99	Registrant’s Definitive Proxy Statement ******

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from exhibit 10.5 to Registrant’s Annual Report for the year ended December 31, 2000 on Form 10-KSB.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.
*******	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)