Form 10-Q
period 2006-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2006-05-12
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 10, 2006, 6,853,240 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 18 pages.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005*
	(In Thousands)
ASSETS

Cash and due from banks	$13,646	$12,495
Interest-earning deposits with banks	10,087	4,454
Investment securities available for sale, at fair value	60,663	62,127
Investment securities held to maturity, at cost	2,179	2,180
Loans	350,516	332,708
Allowance for loan losses	(4,528)	(4,331)

NET LOANS	345,988	328,377

Accrued interest receivable	2,527	2,432
Bank premises and equipment, net	9,467	9,660
Foreclosed real estate	91	386
Non-marketable equity securities	2,062	1,996
Goodwill	9,838	9,838
Other assets	3,294	2,726

TOTAL ASSETS	$459,842	$436,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand - non-interest bearing	$57,276	$58,054
Savings	11,082	11,510
Money market and NOW	78,672	73,699
Time	219,548	202,138

TOTAL DEPOSITS	366,578	345,401

Borrowings	11,000	11,111
Securities sold under agreement to repurchase and federal funds purchased	13,265	11,733
Capital lease obligation	1,702	1,702
Junior subordinated deferrable interest debentures	13,918	13,918
Accrued expenses and other liabilities	1,761	1,920

TOTAL LIABILITIES	408,224	385,785

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,853,240 and 4,568,673 issued and outstanding, respectively	6,853	4,569
Additional paid-in capital	38,897	38,882
Retained earnings	6,858	8,178
Accumulated other comprehensive loss	(990)	(743)

TOTAL STOCKHOLDERS’ EQUITY	51,618	50,886

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$459,842	$436,671

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three months ended March 31, 2006	Three months ended March 31, 2005
	(In Thousands, except share and per share data)
INTEREST INCOME
Loans	$6,574	$5,138
Investments	672	490
Interest-earning deposits with banks	82	44

TOTAL INTEREST INCOME	7,328	5,672

INTEREST EXPENSE
Money market, NOW and savings deposits	333	204
Time deposits	1,944	1,281
Borrowings	520	496

TOTAL INTEREST EXPENSE	2,797	1,981

NET INTEREST INCOME	4,531	3,691

PROVISION FOR LOAN LOSSES	272	109

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,259	3,582

NON-INTEREST INCOME
Service charges on deposit accounts	562	513
Mortgage operations	81	88
Gain on sale of investment securities	25	10
Other	159	136

TOTAL NON-INTEREST INCOME	827	747

NON-INTEREST EXPENSE
Salaries and employee benefits	1,529	1,350
Occupancy and equipment	571	485
Other	923	813

TOTAL NON-INTEREST EXPENSE	3,023	2,648

INCOME BEFORE INCOME TAXES	2,063	1,681

INCOME TAXES	756	633

NET INCOME	$1,307	$1,048

NET INCOME PER COMMON SHARE
BASIC	$.19	$.19

DILUTED	$.18	$.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,853,240	5,397,443

DILUTED	7,156,948	6,083,385

DIVIDEND DECLARED PER COMMON SHARE	$0.05	$0.03

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three months ended March 31, 2006	Three months ended March 31, 2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,307	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	294
Provision for loan losses	272	109
Loss (gain) on sale of foreclosed real estate	7	(11)
Loss on sale and disposal of fixed assets	3	—
Gain on sale of securities available for sale	(25)	(10)
Equity compensation expense	14	—
Change in assets and liabilities
Increase in accrued interest receivable	(95)	(145)
Decrease (increase) in other assets	(557)	35
Decrease in accrued expenses and other liabilities	(159)	(26)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,060	1,294

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(2,891)	(2,000)
Proceeds from sale of securities available for sale	1,926	2,801
Proceeds from maturities, calls and principal repayments of investment securities	2,133	2,750
Net increase in loans from originations and repayments	(17,883)	(5,019)
Purchases of bank premises and equipment	(44)	(625)
Proceeds from sale of foreclosed real estate	288	103
Proceeds from the sale of fixed assets	5	—
Purchase of Federal Home Loan Bank stock	(66)	(99)

NET CASH USED BY INVESTING ACTIVITIES	(16,532)	(2,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	3,767	3,439
Net increase in time deposits	17,410	4,393
Net decrease in advances from Federal Home Loan Bank	(111)	(167)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	1,532	(7,481)
Cash paid for dividends	(342)	(180)
Proceeds from common stock sold, net	—	2,070

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,256	2,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,784	1,279

CASH AND CASH EQUIVALENTS, BEGINNING	16,949	16,032

CASH AND CASH EQUIVALENTS, ENDING	$23,733	$17,311

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company, and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2006, loan commitments are as follows:

Undisbursed lines of credit	$77,655,846
Stand-by letters of credit	3,063,409
Loan commitments	12,712,000

NOTE C – PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and warrants as of March 31, 2005 and outstanding stock options as of March 31, 2006, and are determined using the treasury stock method.

	Three months ended March 31,
	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,853,240	5,397,443
Effective of dilutive stock options and warrants	303,708	685,942

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,156,948	6,083,385

For the quarters ended March 31, 2006 and 2005, there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income and unrealized gains and losses on available for sale securities and derivative financial instruments, net of taxes, was $1,060,000 and $596,000 for the three months ended March 31, 2006 and 2005.

NOTE E - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has four share-based compensation plans in effect at March 31, 2006. The compensation cost that has been charged against income for those plans was approximately $14,000 for the three months ended March 31, 2006.

In 1999, the Company implemented the 1999 Employee Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of stock options to employees and officers of the Company and the 1999 Director Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of non-qualified stock options to directors. Options granted under the 1999 Stock Option Plans have a term of up to ten years from the date of grant. Vesting of options is determined at the time of grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of grant.

In 2001, the Company implemented the 2001 Incentive Stock Option Plan which authorized the Board of Directors to grant up to 210,300 of stock options to employees and officers of the company. Options granted under the 2001 Stock Option Plan have a term of up to ten years from the date of grant. These options have a five year vesting period. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION (Continued)

In 2002, the Company implemented the 2002 Non-Statutory Stock Option Plan which authorized the Board of Directors to grant up to 37,500 stock options to directors of the Company. Options granted under the 2002 Non-Statutory Stock Option Plan have a term of up to ten years from the date of grant. Vesting of options is three years. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

In 2004, the Company acquired FNB Bancshares, Inc. (“First National”). First National had two stock option plans, the 1997 Incentive Stock Option Plan and the 1997 Non-Statutory Stock Option Plan. At the acquisition date the plans had 133,162 and 160,577 options outstanding, respectively, which vested immediately.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 9,000 stock options for the quarter ended March 31, 2006 with a fair value of $4.14 per option. No options were granted for the quarter ended March 31, 2005.

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous three years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarter ended March 31, 2006.

Assumptions for the quarter ended March 31, 2006:

Dividend yield	1.62%
Risk-free interest rate	4.34%
Volatility	30.17%
Expected life	7 Years

A summary of option activity under the stock option plans as of March 31, 2006 and changes during the three month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	643,131	$5.57
Exercised	—	—
Authorized	—	—
Forfeited	—	—
Granted	9,000	12.33

Outstanding at March 31, 2006	652,131	5.67	5.02 years	$5,095,000

Exercisable at March 31, 2006	566,738	5.25	4.61 years	3,944,000

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION (Continued)

For the quarter ended March 31, 2005, the intrinsic value of options exercised was approximately $445,000. There were no options exercised for the quarter ended March 31, 2006.

A summary of the status of the Company’s non-vested stock options as of March 31, 2006, and changes during the quarter then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2005	76,558	$1.54
Granted	9,000	4.14
Vested	(165)	2.12
Forfeited	—	—

Non-vested - March 31, 2006	85,393	1.81

The fair value of stock options vested over the quarters ended March 31, 2006 and 2005, respectively was $350 and $7,550.

As of March 31, 2006, there was $116,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

Income before income tax expense	$(13,782)
Net Income	(8,476)
Cash flow from operating activities	13,782

Cash flow provided by financing activities	—

Basic earnings per share	—
Diluted earnings per share	—

AMERICAN COMMUNITY BANCSHARES, INC. Notes to Consolidated Financial Statements

NOTE E - STOCK BASED COMPENSATION (Continued)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year quarter ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$1,048,000
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(15,100)

Proforma net income	$1,032,900

Earnings per share - basic, as reported	$0.19
Earnings per share - basic, pro forma	0.17
Earnings per share - diluted, as reported	0.19
Earnings per share - diluted, pro forma	0.17

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates. All derivative financial instruments are recorded at fair value in the financial statements.

On the date a derivative contract is entered into, the Company designates the derivative as a fair value hedge, a cash flow hedge, or a trading instrument. Changes in the fair value of instruments used as fair value hedges are accounted for in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Changes in the fair value of the effective portion of cash flow hedges are accounted for in other comprehensive income rather than earnings. Changes in fair value of instruments that are not intended as a hedge are accounted for in the earnings of the period of the change.

If a derivative instrument designated as a fair value hedge is terminated or the hedge designation removed, the difference between a hedged item’s then carrying amount and its face amount is recognized into income over the original hedge period. Likewise, if a derivative instrument designated as a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other accumulated comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.

As of March 31, 2006, the Company had a cash flow hedge with a notional amount of $30.0 million. This derivative instrument consists of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009. If the prime rate falls below 7.25% during the term of this contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. The premium is carried at fair market value and is included in other assets as of March 31, 2006.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE G – STOCK DIVIDEND

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this stock split.

NOTE H- SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

On February 1, 2006, the Company’s Board of Directors authorized a share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permits the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action.

During the quarter, the Board of Directors also voted to establish a dividend reinvestment and stock purchase plan under which shares of the Company’s common stock are available for sale to the registered shareholders of the Company. The Plan provides shareholders with an alternative way to increase their holdings of our common stock by reinvesting dividends or making optional cash payments to purchase additional shares.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

Total assets at March 31, 2006 increased by $23.1 million or 5.3% to $459.8 million compared to $436.7 million at December 31, 2005. The Company had earning assets of $425.5 million at month-end March 31, 2006 consisting of $350.5 million in gross loans, $64.9 million in investment securities and other non-marketable equity securities and $10.1 million in overnight investments. Total deposits as of March 31, 2006 increased by $21.2 million or 6.1% to $366.6 million compared to $345.4 million at December 31, 2005. Total borrowed money as of March 31, 2006 increased $1.4 million or 3.6% to $39.9 million compared to $38.5 million at December 31, 2005. Stockholders’ equity was $51.6 million at March 31, 2006 compared to $50.9 million at December 31, 2005 for an increase of $732,000 or 1.4%. The increase resulted from net income of $1.3 million, offset by other comprehensive loss of $247,000 and the payment of a cash dividend in the amount of $342,000.

The Company recorded a $272,000 provision for loan losses for the quarter ended March 31, 2006 representing an increase of $163,000 from the $109,000 provision for the quarter ended March 31, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. Total loans receivable increased by $17.8 million during the quarter ended March 31, 2006. The allowance for loan losses at March 31, 2006 of $4.5 million equaled 1.29% of total loans outstanding and 420% of non-performing loans, which totaled $1.1 million. The allowance for loan losses at December 31, 2005 of $4.3 million equaled 1.30% of total loans outstanding and 452% of non-performing loans and leases which totaled $951,000.

The Company had investment securities available for sale of $60.7 million at March 31, 2006. The portfolio decreased by $1.4 million or 2.3% from the $62.1 million balance at December 31, 2005 as the Company sold an available for sale security resulting in a gain of $25,000. In addition the Company had investment securities held to maturity of $2.2 million at March 31, 2006 and December 31, 2005.

Interest-earning deposits with banks at March 31, 2006 increased by $5.6 million or 124.4% to $10.1 million compared to $4.5 million at December 31, 2005. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at March 31, 2006 increased by $1.4 million or 3.7% to $38.9 million compared to $37.5 million at December 31, 2005. The increase is primarily attributable to an increase of $1.1 million to $13.6 million in the cash and due from banks category. This primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Accrued interest receivable increased $95,000 to $2.5 million at March 31, 2006 as a result of the timing in the collection of interest income and the growth in the loan portfolio. Bank premises and equipment was $9.5 million at March 31, 2006, a decrease of $193,000 from December 31, 2005. The net decrease resulted from depreciation of $229,000 offset by purchases of $44,000. Foreclosed real estate decreased by $295,000 as a result of the sale of a 1-4 family property at a loss of $7,000. Other assets increased by $568,000 at March 31, 2006 to $3.3 million primarily as a result of an increase in other receivables.

Total deposits increased $21.2 million or 6.1% from $345.4 million at December 31, 2005 to $366.6 million at March 31, 2006. The composition of the deposit base, by category, at March 31, 2006 is as follows: 16% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 60% time deposits. Money market and interest bearing demand and time deposit categories both experienced increases over the three-month period. Dollar and percentage increases were as follows: money market, $5.0 million or 6.7%, and time deposits, $17.4 million or 8.6%. Time deposits of $100,000 or more totaled $123.3 million, or 34% of total deposits at March 31, 2006. Non-interest bearing demand and savings deposit categories experienced decreases over the three-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $778,000 or 1.3%; savings deposits, $428,000 or 3.7%. The composition of deposits at December 31, 2005 was 17% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2006 of $11.0 million with maturity dates ranging from December 2011 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2005 was $11.1 million with maturity dates ranging from February 2006 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase, secured by certain of the Company’s investment securities, increased $1.6 million or 13.7% from $11.7 million at December 31, 2005 to $13.3 million at March 31, 2006. The Company maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities decreased $159,000 or 8.3% to $1.8 million at March 31, 2005 from $1.9 million at December 31, 2005.

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005

Net Income The Company generated net income for the three months ended March 31, 2006 of $1,307,000 compared to net income for the three months ended March 31, 2005 of $1,048,000. On a fully diluted per share basis earnings were $.18 for the 2006 period compared to $.17 for the 2005 period. The annualized return on average assets was 1.19% and 1.05% and the annualized return on average equity was 10.30% and 11.11% for the three months ended March 31, 2006 and 2005, respectively. Earnings for the three months ended March 31, 2006 were positively impacted by strong growth in average earning assets and by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $840,000 from $3.7 million for the three months ended March 31, 2005 to $4.5 million for the three months ended March 31, 2006. Total interest income benefited from growth in average earning assets.

Total average earning assets increased $42.4 million or 11.4% from an average of $371.9 million during the first quarter of 2005 to an average of $414.3 million during the first quarter of 2006. The Company experienced strong loan growth with average loan balances increasing by $31.3 million. The increase in average balances for investment securities and interest-earning deposits was $11.2 million. Average interest-bearing liabilities increased by $12.0 million, reflecting a $26.4 million increase in average deposits while average borrowings decreased $14.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2006 was 4.44% compared to 4.03% for the same quarter in 2005. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eight increases in short-term rates by the Federal Open Market Committee since the first quarter of 2005. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 11 basis points from 3.62% in the quarter ended March 31, 2005 to 3.73% for the same quarter in 2006.

Provision for Loan Losses. The Company’s provision for loan losses for the quarter ended March 31, 2006 was $272,000, representing a $163,000 or 149.5% increase from the $109,000 recorded for the quarter ended March 31, 2005. Net charge-offs for the quarter ended March 31, 2006 were 75,000 compared to $35,000 for the quarter ended March 31, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.

Non-interest Income. Non-interest income increased by $80,000 or 10.7% to $827,000 for the three months ended March 31, 2006 compared with $747,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 15.4% for the three months ended March 31, 2006 from 16.8% for the same period in the prior year primarily as a result of the increase in the Company’s net interest margin from 4.03% to 4.44%. The largest components of non-interest income were service charges on deposit accounts of $562,000 for the quarter ended March 31, 2006 as compared to $513,000 for the same period in 2005, or a 9.6% increase, and fees from mortgage banking operations of $81,000 in 2006 as compared to $88,000 in 2005, or an 8.0% decrease. The increase in service charges on deposit accounts was a result of an increase in higher deposit levels. Fees from mortgage banking operations decreased due to the increasing interest rate environment in 2006, which resulted in decreased demand for mortgage lending.

Non-interest Expense. Total non-interest expense increased from $2.6 million for the three months ended March 31, 2005 to $3.0 million for the same period in 2006. The increase is primarily related to increased personnel and occupancy expenses related to the opening of two branches during the second quarter of 2005.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.6% and 37.7% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the provision from 2005 to 2006 is primarily due to an increase in tax-exempt municipal bonds during the quarter ended March 31,2006.

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

As of March 31, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $84.4 million, which represents 18.4% of total assets and 20.8 % of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $24.7 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $11.0 million outstanding from the FHLB at March 31, 2006). At March 31, 2006, outstanding commitments to extend credit were $12.7 million and available line of credit balances totaled $77.7 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60% of the Company’s total deposits at March 31, 2006, and 59% at December 31, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 34% of the Company’s total deposits at March 31, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary federal regulators of the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At March 31, 2006, the Company and the Bank maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

Asset Quality

No material changes have occurred in the Company’s asset quality since December 31, 2005.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2005.

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

Part II. OTHER INFORMATION

Item 5. Other Information

The Company has filed Articles of Amendment with the North Carolina Secretary of State to amend its Articles of Incorporation to increase the number of shares of common stock, $1.00 par value per share, authorized for issuance from 9,000,000 to 25,000,000. The Company’s Articles of Amendment are filed herewith as Exhibit 3.2.

A proposal for approval of this amendment to the Company’s Articles of Incorporation was presented to the Company’s shareholders as part of the Company’s proxy statement for the 2006 annual meeting and was approved by the shareholders in accordance with North Carolina law on April 25, 2006.

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Articles of Amendment (Filed herewith)

3.3	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan****

10.7	2002 Nonstatutory Stock Option Plan*****

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.2	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)

****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 5/12/2006	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 5/12/2006	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer