Form 10-Q
period 2006-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2006-08-11
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of July 10, 2006, 6,921,554 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 23 pages.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005*
	(In Thousands)
ASSETS

Cash and due from banks	$16,057	$12,495
Interest-earning deposits with banks	326	4,454
Investment securities available for sale, at fair value	63,132	62,127
Investment securities held to maturity, at cost	2,177	2,180
Loans	357,134	332,708
Allowance for loan losses	(5,041)	(4,331)

NET LOANS	352,093	328,377

Accrued interest receivable	2,576	2,432
Bank premises and equipment, net	9,328	9,660
Foreclosed real estate	258	386
Non-marketable equity securities	2,062	1,996
Goodwill	9,838	9,838
Other assets	2,925	2,726

TOTAL ASSETS	$460,772	$436,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand - non-interesting bearing	$56,125	$58,054
Savings	11,092	11,510
Money market and NOW	73,428	73,699
Time	220,748	202,138

TOTAL DEPOSITS	361,393	345,401

Borrowings	11,000	11,111
Securities sold under agreement to repurchase and federal funds purchased	19,500	11,733
Capital lease obligation	1,698	1,702
Junior subordinated deferrable interest debentures	13,918	13,918
Accrued expenses and other liabilities	659	1,920

TOTAL LIABILITIES	408,168	385,785

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,921,554 and 4,568,673 issued and outstanding, respectively	6,922	4,569
Additional paid-in capital	39,686	38,882
Retained earnings	7,447	8,178
Accumulated other comprehensive loss	(1,451)	(743)

TOTAL STOCKHOLDERS’ EQUITY	52,604	50,886

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,772	$436,671

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,144	$5,463	$13,718	$10,601
Investments	744	504	1,416	994
Interest-earning deposits with banks	44	36	126	80

TOTAL INTEREST INCOME	7,932	6,003	15,260	11,675

INTEREST EXPENSE
Money market, NOW and savings deposits	381	235	714	439
Time deposits	2,230	1,419	4,174	2,700
Borrowings	569	462	1,089	958

TOTAL INTEREST EXPENSE	3,180	2,116	5,977	4,097

NET INTEREST INCOME	4,752	3,887	9,283	7,578

PROVISION FOR LOAN LOSSES	668	182	940	291

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,084	3,705	8,343	7,287

NON-INTEREST INCOME
Service charges on deposit accounts	601	585	1,163	1,098
Mortgage operations	106	133	187	221
Gain on sale of investment securities	—	—	25	10
Other	162	162	321	298

TOTAL NON-INTEREST INCOME	869	880	1,696	1,627

NON-INTEREST EXPENSE
Salaries and employee benefits	1,855	1,400	3,384	2,750
Occupancy and equipment	560	527	1,131	1,012
Professional fees	242	294	509	532
Other	792	675	1,448	1,250

TOTAL NON-INTEREST EXPENSE	3,449	2,896	6,472	5,544

INCOME BEFORE INCOME TAXES	1,504	1,689	3,567	3,370

INCOME TAXES	572	623	1,328	1,256

NET INCOME	$932	$1,066	$2,239	$2,114

NET INCOME PER COMMON SHARE
BASIC	0.14	0.17	0.33	0.36

DILUTED	0.13	0.16	0.31	0.34

DIVIDENDS DECLARED PER COMMON SHARE	0.05	0.05	0.10	0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,876,336	6,401,366	6,864,852	5,902,178

DILUTED	7,176,336	6,693,972	7,168,113	6,195,684

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2006 and 2005

	Six months ended June 30, 2006	Six months ended June 30, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,239	$2,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558	594
Provision for loan losses	940	291
Loss (gain) on foreclosed real estate	60	(11)
Loss on sale and disposal of fixed assets	3	—
Gain on sale of securities available for sale	(25)	(10)
Equity compensation expense	347	—
Change in assets and liabilities
Increase in accrued interest receivable	(144)	(218)
Decrease (increase) in other assets	13	(777)
Decrease in capital lease obligations	(4)	—
Decrease in accrued expenses and other liabilities	(1,261)	(434)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,726	1,549

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(8,364)	(8,195)
Proceeds from sale of securities available for sale	1,926	2,801
Proceeds from maturities, calls and principal repayments of investment securities	4,424	5,736
Net increase in loans from originations and repayments	(24,876)	(18,321)
Purchases of bank premises and equipment	(117)	(1,698)
Proceeds from sale of foreclosed real estate	288	148
Proceeds from sale of fixed assets	5	—
Purchase of Federal Home Loan Bank stock	(66)	(99)
Redemption of Federal Reserve Stock	—	143

NET CASH USED BY INVESTING ACTIVITIES	(26,780)	(19,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	(2,618)	10,253
Net increase in time deposits	18,610	12,972
Net decrease in advances from Federal Home Loan Bank	(111)	(334)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	7,767	(14,786)
Excess tax benefits from stock options exercised	119	—
Cash paid for dividends	(686)	(406)
Proceeds from common stock sold, net	407	10,693

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,488	18,392
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(566)	456
CASH AND CASH EQUIVALENTS, BEGINNING	16,949	16,032

CASH AND CASH EQUIVALENTS, ENDING	$16,383	$16,488

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2006, loan commitments are as follows:

Undisbursed lines of credit	$88,292,187
Stand-by letters of credit	2,077,380
Loan commitments	7,211,800

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

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,876,336	6,401,366	6,864,852	5,902,178
Effect of dilutive stock options	300,000	292,606	303,261	293,506

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,176,336	6,693,972	7,168,113	6,195,684

For the three and six months ended June 30, 2006, there were 37,000 and 18,500 options, respectively, that were antidilutive. For the three and six months ended June 30, 2005 there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income, unrealized gains and losses on available for sale securities, net of taxes, and unrealized losses on cash flow hedges, net of taxes, was $471,000 and $1,330,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, total comprehensive income was $1,531,000 and $1,926,000, respectively.

NOTE E – STOCK COMPENSATION PLAN

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the Financial Accounting Standards Board (“FASB”) in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No.123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company has five share-based compensation plans in effect at June 30, 2006. The compensation cost that has been charged against income for those plans was approximately $332,000 and $347,000 for the three months and six months ended June 30, 2006, respectively. The Company recorded a deferred tax benefit in the amount of $115,000 related to share-based compensation during the quarter ended June 30, 2006.

In 1999, the Company implemented the 1999 Incentive Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of stock options to employees and officers of the Company and the 1999 Non-statutory Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of non-qualified stock options to directors. Options granted under the1999 Stock Option Plans have a term of up to ten years from the date of grant. Vesting of options is determined at the time of grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of grant.

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

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 98,000 stock options for the six months ended June 30, 2006 with a weighted average fair value of $4.52 per option. No options were granted for the six months ended June 30, 2005.

Assumptions for the six months ended June 30, 2006 are as follows:

Dividend yield	1.54%
Risk-free interest rate	4.83%
Volatility	30.24%
Expected life	7 Years

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

A summary of option activity under the stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	643,131	$5.57
Exercised	(68,314)	5.95
Authorized	—	—
Forfeited	(7)	4.68
Granted	98,000	12.92

Outstanding at June 30, 2006	672,810	6.61	5.45 years	$3,797,694

Exercisable at June 30, 2006	579,429	6.17	5.16 years	3,525,870

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (Continued)

For the six months ended June 30, 2006 and 2005, the intrinsic value of options exercised was approximately $441,000 and $543,000, respectively.

The fair value of stock options vested over the six months ended June 30, 2006 and 2005, respectively was $347,000 and $29,000.

As of June 30, 2006, there was $189,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.79 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

Cash received from option exercise under all share-based payment arrangements for the six month period ended June 30, 2006 was $407,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $119,000 for the six months ended June 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income before income tax expense	$(332,430)	$(346,663)
Net Income	(218,037)	(231,819)

Cash flow from operating activities	(118,689)	(118,689)
Cash flow provided by financing activities	118,689	118,689

Basic earnings per share	0.03	0.03
Diluted earnings per share	0.03	0.03

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (Continued)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$1,066,000	$2,114,000
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(12,102)	(30,151)

Proforma net income	$1,053,898	$2,083,849

Earnings per share - basic, as reported	$0.17	$0.36
Earnings per share - basic, pro forma	0.17	0.35
Earnings per share - diluted, as reported	0.16	0.34
Earnings per share - diluted, pro forma	0.16	0.33

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates. All derivative financial instruments are recorded at fair value in the consolidated financial statements.

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

As of June 30, 2006, the Company had two cash flow hedges with a notional amount of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. The interest rate floors are carried at a fair market value of $144,044 and are included in other assets as of June 30, 2006.

NOTE G – STOCK DIVIDEND

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. As a result of the stock dividend, 2,284,567 additional shares of common stock were issued and retained earnings was reduced by $2,284,567. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this stock split.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Total assets at June 30, 2006 increased by $24.1 million or 5.52% to $460.8 million compared to $436.7 million at December 31, 2005. The Company had earning assets of $424.8 million at month-end June 30, 2006. Gross loans increased by $24.4 million or 7.3% to $357.1 million from $332.7 million at December 31, 2005. Investment securities and other non-marketable equity securities increased by $1.1 million or 1.6% to $67.4 million from $66.3 million at December 31, 2005. Overnight investments decreased from $4.5 million at December 31, 2005 to $326,000. Total deposits as of June 30, 2006 increased by $16.0 million or 4.6% to $361.4 million compared to $345.4 million at December 31, 2005. Total borrowed money as of June 30, 2006 increased $7.6 million or 19.9% to $46.1 million compared to $38.5 million at December 31, 2005. Stockholders’ equity was $52.6 million at June 30, 2006 compared to $50.9 million at December 31, 2005 for an increase of $1.7 million or 3.3%.

The Company recorded a $668,000 provision for loan losses for the quarter ended June 30, 2006, representing an increase of $486,000 or 267.0% from the $182,000 provision for the quarter ended June 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio and as a result of some specific changes in credit quality primarily within the lease portfolio. Gross loans receivable increased by $6.6 million or 1.9% during the quarter ended June 30, 2006. The allowance for loan losses increased by $710,000 or 16.5% to $5.0 million at June 30, 2006 as compared to $4.3 million at December 31, 2005. The allowance for loan losses equaled 1.41% of total loans outstanding at June 30, 2006 as compared to 1.30% at December 31, 2005. In addition the allowance for loan losses equaled 158% of non-performing loans and leases, which totaled $3.2 million at June 30, 2006 and 455% of non-performing loans and leases at December 31, 2005 which totaled $951,000. The increase in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $63.1 million at June 30, 2006. The portfolio increased by $1.0 million or 1.6% from the $62.1 million balance at December 31, 2005. In addition the Company had investment securities held to maturity of $2.2 million at June 30, 2006 and December 31, 2005.

Interest-earning deposits with banks at June 30, 2006 decreased by $4.1 million or 92.7% to $326,000 million compared to $4.5 million at December 31, 2005. This decrease was primarily to fund loan growth. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at June 30, 2006 increased by $3.5 million or 9.3% to $41.0 million compared to $37.5 million at December 31, 2005. The increase is primarily attributable to an increase of $3.6 million to $16.1 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $9.3 million at June 30, 2006, a decrease of $332,000 from December 31, 2005. Accrued interest receivable increased $144,000 to $2.6 million at June 30, 2006 as a result of the timing in the collection of interest income, growth in the loan portfolio and the increase in the prime lending rate. Foreclosed real estate decreased by $128,000 as a result of the sale of a 1-4 family property resulting in a loss of $7,000. Other assets increased by $199,000 at June 30, 2006 to $2.9 million as a result of an increase in deferred income taxes of $43,000, combined with the market value of interest rate floors purchased of $144,000.

Total deposits increased $16.0 million or 4.6% from $345.4 million at December 31, 2005 to $361.4 million at June 30, 2006. The composition of the deposit base, by category, at June 30, 2006 is as follows: 16% non-interest bearing demand deposits, 3% savings deposits, 20% money market and interest bearing demand deposits and 61% time deposits. The non-interest bearing demand deposits, savings deposits, and money market and interest bearing demand deposits categories all experienced decreases over the six-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $1.9 million or 3.3%; savings deposits, $418,000 or 3.6%; and money market, $271,000 or 0.4%. The time deposits category experienced an increase of, $18.6 million or 9.2%. Time deposits of $100,000 or more totaled $130.0 million, or 36% of total deposits at June 30, 2006. The composition of deposits at December 31, 2005 was 17% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2006 of $11.0 million with maturity dates ranging from December 2011 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2005 was $11.1 million with maturity dates ranging from May 2006 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase, secured by certain of the Company’s investment securities, increased $1.5 million or 11.4% from $11.7 million at December 31, 2005 to $13.2 million at June 30, 2006. The Company borrowed $6.3 million in federal funds purchased to fund short-term liquidity needs during the quarter. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities decreased $1.3 million or 65.7% to $659,000 at June 30, 2006 from $1.9 million at December 31, 2005. The decrease is primarily attributable to a decrease in accrued income taxes, which resulted from the tax payments of $2.5 million in excess of accrued taxes payable of $1.3 million during the six months ended June 30, 2006.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005

Net Income. The Company generated net income for the three months ended June 30, 2006 of $932,000 compared to net income for the three months ended June 30, 2005 of $1,066,000. Earnings for the three months ended June 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $218,000, net of income tax combined with the provision for loan losses of $668,000. On a fully diluted per share basis earnings were $.13 for 2006 compared to $.16 for 2005. Per share earnings were also negatively affected by a 520,000 increase in average diluted common shares outstanding. The Company issued approximately 1,000,000 shares of stock in April 2005 from the exercise of warrants. These shares were not outstanding during the entire three month period ended June 30, 2005 resulting in a lower average number of shares outstanding during the period. For the three months ended June 30, 2006 and 2005, respectively annualized return on average assets was 0.82% and 1.06% and annualized return on average equity was 7.17% and 9.39%.

Net Interest Income. Net interest income increased $865,000 from $3.9 million for the three months ended June 30, 2005 to $4.8 million for the three months ended June 30, 2006. Total interest income benefited from growth in average earning assets combined with an increase in net interest margin.

Total average earning assets increased $48.6 million or 13.1% from an average of $370.7 million during the second quarter of 2005 to an average of $419.3 million during the second quarter of 2006. The Company experienced strong loan growth with average loan balances increasing by $44.9 million. The increase in average balances for investment securities and interest-earning deposits was $8.5 million. Average interest-bearing liabilities increased by $32.4 million during the three months ended June 30, 2006 of which $32.2 million was attributable to deposits while borrowings increased $187,000.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2006 was 4.59% compared to 4.21% for the same quarter in 2005. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eight increases in short-term rates by the Federal Open Market Committee since the second quarter of 2005. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 16 basis points from 3.80% in the quarter ended June 30, 2005 to 3.96% for the same quarter in 2006.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended June 30, 2006 was $668,000, representing a $486,000 or 267.0% increase from the $182,000 recorded for the quarter ended June 30, 2005. The increase in the provision was primarily related to an increase in non-accrual loans and leases of $2.5 million or 331% from $742,000 at June 30, 2005 to $3.2 million at June 30, 2006. The increase in non-accrual loans of $1.2 million is comprised primarily of three loans secured substantially by real estate. One of the loans in the amount of $453,000 is 75% guaranteed by the Small Business Administration which leaves an exposure of approximately $113,000. The increase in non-accrual leases of $1.3 million is comprised of 35 leases with average balances of approximately $36,000 each. Management has provided individual reserves for these leases and is aggressively pursuing collection and liquidating any underlying collateral as necessary. With the recent retirement of our leasing manager, the Company has made the decision to discontinue originating new leases. Servicing for the remainder of the lease portfolio will be outsourced to a third party leasing company beginning in the third quarter until such time as the leases are paid out or the portfolio can be sold. As of June 30, 2006 the leasing portfolio totaled approximately $11.8 million.

Non-interest Income. Non-interest income decreased by $11,000 or 1.3% to $869,000 for the three months ended June 30, 2006 compared with $880,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 15.5% for the three months ended June 30, 2006 from 18.5% for the same period in the prior year primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $601,000 for the quarter ended June 30, 2006, compared to $585,000 in 2005 and fees from mortgage banking operations of $106,000 in 2006 as compared to $133,000 in 2005 or a 20.3% decrease. This decrease is primarily the result of the slowdown in the housing market in 2006 as a result of the increase in long-term mortgage rates.

Non-interest Expense. Total non-interest expense increased from $2.9 million for the three months ended June 30, 2005 to $3.4 million for the same period in 2006. This 19.1% increase was primarily due to compensation expense related to stock options granted under SFAS 123R of $332,000 and increased expenses related to the opening of two new branches in the second quarter of 2006.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 38.0% and 36.9% for the three months ended June 30, 2006 and 2005, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

Net Income. The Company generated net income for the six months ended June 30, 2006 of $2.2 million compared to net income for the six months ended June 30, 2005 of $2.1 million. Earnings for the six months ended June 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $232,000, net of income tax, combined with the provision for loan losses of $940,000. On a per share basis, basic earnings were $.33 for 2006 compared to $.36 for 2005, and diluted earnings were $.31 for 2006 compared to $.34 for 2005. For the six months ended June 30, 2006 and 2005, respectively annualized return on average assets was 1.00% and 1.06% and annualized return on average equity was 8.71% and 10.09%.

Net Interest Income. Net interest income increased $1.7 million from $7.6 million for the six months ended June 30, 2005 to $9.3 million for the six months ended June 30, 2006. Total interest income benefited from strong growth in average earning assets.

Total average earning assets increased $44.3 million or 11.9% from an average of $371.1 million during the first half of 2005 to an average of $415.4 during the first half of 2006. The Company experienced strong loan growth with average loan balances increasing by $39.6 million. Average balances for investment securities and interest-earning deposits increased $9.3 million. Average interest-bearing liabilities increased by $22.6 million of which $29.6 million was attributable to deposits while borrowings decreased $7.0 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2006 was 4.51% compared to 4.10% for the same period in 2005. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to eight increases in short-term rates by the Federal Open Market Committee since the second quarter of 2005. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased to 3.84% for the six months ended June 30, 2006 compared to 3.75% for the same period in 2005.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the six months ended June 30, 2006 was $940,000, representing a $649,000 or 223.0% increase over the $291,000 recorded for the six months ended June 30, 2005. The increase in the provision was primarily related to an increase in non-accrual loans and leases of $2.5 million or 331% from $742,000 at June 30, 2005 to $3.2 million at June 30, 2006. The increase in non-accrual loans of $1.2 million is comprised primarily of three loans secured substantially by real estate. One of the loans in the amount of $453,000 is 75% guaranteed by the Small Business Administration which leaves an exposure of approximately $113,000. The increase in non-accrual leases of $1.3 million is comprised of 35 leases with average balances of approximately $36,000 each. Management has provided individual reserves for these leases and is aggressively pursuing collection and liquidating any underlying collateral as necessary. With the recent retirement of our leasing manager, the Company has made the decision to discontinue originating new leases. Servicing for the remainder of the lease portfolio will be outsourced to a third party leasing company beginning in the third quarter until such time as the leases are paid out or the portfolio can be sold. As of June 30, 2006 the leasing portfolio totaled approximately $11.8 million.

Non-Interest Income. Non-interest income increased by $69,000 or 4.2% to $1.7 million for the six months ended June 30, 2006 compared with $1.6 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 15.5% at June 30, 2006 from 18.0% at June 30, 2005 primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $1.2 million for the quarter ended June 30, 2006 as compared to $1.1 million for the same period in 2005 or a 5.9% increase and fees from mortgage banking operations of $187,000 in 2006 as compared to $221,000 in 2005 or a 15% decrease. Service charge income increased primarily as a result of the increase in deposit transaction accounts. Fees from mortgage operations decreased due to rising rates.

Non-Interest Expenses. Total non-interest expense increased from $5.3 million for the six months ended June 30, 2005 to $6.5 million for the same period in 2006. This 16.7% increase was primarily due to compensation expense related to stock options granted under SFAS 123R of $347,000 and increased operating expenses related to the opening of two new branches in the second quarter of 2006.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 37.0% and 37.3% for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, borrowings from the Federal Home Loan Bank, and federal funds lines from correspondent banks are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of June 30, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $79.5 million, which represents 17.3% of total assets and 19.5% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $28.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $11.0 million outstanding from the FHLB at June 30, 2006). At June 30, 2006, outstanding commitments to extend credit were $7.2 million and available line of credit balances totaled $79.8 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 61.1% of the Company’s total deposits at June 30, 2006, and 58.5% at December 31, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 36.0% of the Company’s total deposits at June 30, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At June 30, 2006, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Part II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 25, 2006. Of 6,811,185 shares entitled to vote at the meeting, 5,317,080 voted. The following matters were voted on at the meeting:

Proposal 1:	To approve an amendment to Article II of the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s capital stock by 16,000,000:

Votes For	Votes Against	Votes Withheld
5,106,845	171,979	38,256

Proposal 2:	To elect four board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Robert G. Dinsmore, Jr.	5,285,479	31,601
Philip R. Gilboy	5,285,022	32,058
David J. Guilford	5,284,081	32,999
Peter A. Pappas	5,285,022	32,058

2-year terms	Votes For	Votes Withheld
L. Carlton Tyson	5,275,270	41,810

Proposal 3:	To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2006. Votes were as follows:

Votes For	Votes Against	Votes Withheld
5,279,365	11,533	26,182

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

4.2	Specimen Warrant Certificate**

4.3	Warrant Agreement**

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5	(i)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Indenture, dated December 31, 2001**

10.5	(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Expense Agreement, dated December 31, 2001**

10.5	(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Trust Agreement, dated March 1, 2002**

10.5	(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Supplemental Indenture, dated March 1, 2002**

10.5	(v)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($2,061,860) **

10.5	(vi)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Subordinated Debenture, dated March 1, 2002 ($1,546,000) **

10.5	(vii)	Issuance of Trust Preferred Securities by American Community Capital Trust I: Amended and Restated Preferred Securities Guarantee Agreement, dated March 1, 2002**

10.5	(viii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5	(ix)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5	(x)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5	(xi)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6		2001 Incentive Stock Option Plan****

10.7		2002 Nonstatutory Stock Option Plan*****

31.	(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31.	(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32.	(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32.	(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 8/4/2006	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 8/4/2006	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer