Form 10-Q
period 2006-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2006-11-09
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 10, 2006, 6,984,918 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 24 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005*
	(In Thousands)
ASSETS

Cash and due from banks	$15,268	$12,495
Interest-earning deposits with banks	11,357	4,454
Investment securities available for sale at fair value	64,063	62,127
Investment securities held to maturity at cost	2,176	2,180

Loans	368,020	332,708
Allowance for loan losses	(5,987)	(4,331)

NET LOANS	362,033	328,377

Accrued interest receivable	2,811	2,432
Bank premises and equipment	9,286	9,660
Foreclosed real estate	283	386
Non-marketable equity securities	2,187	1,996
Goodwill	9,838	9,838
Other assets	4,112	2,726

TOTAL ASSETS	$483,414	$436,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – non-interest bearing	$58,806	$58,054
Savings	11,270	11,510
Money market and NOW	82,170	73,699
Time	234,318	202,138

TOTAL DEPOSITS	386,564	345,401

Borrowings	11,000	11,111
Securities sold under agreements to repurchase	14,940	11,733
Capital lease obligation	1,698	1,702
Accrued expenses and other liabilities	1,480	1,920
Junior subordinated deferrable interest debentures	13,918	13,918

TOTAL LIABILITIES	429,600	385,785

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 25,000,000 and 9,000,000 shares authorized, respectively; 6,963,663 and 4,568,673 issued and outstanding, respectively	6,964	4,569
Additional paid-in capital	39,852	38,882
Retained earnings	7,712	8,178
Accumulated other comprehensive loss	(714)	(743)

TOTAL STOCKHOLDERS’ EQUITY	53,814	50,886

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,414	$436,671

*	Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,421	$6,142	$21,139	$16,743
Investments	761	567	2,177	1,561
Interest-earning deposits with banks	138	88	264	168

TOTAL INTEREST INCOME	8,320	6,797	23,580	18,472

INTEREST EXPENSE
Money market, NOW and savings deposits	382	303	1,096	742
Time deposits	2,681	1,705	6,855	4,405
Borrowings	583	460	1,672	1,418

TOTAL INTEREST EXPENSE	3,646	2,468	9,623	6,565

NET INTEREST INCOME	4,674	4,329	13,957	11,907

PROVISION FOR LOAN LOSSES	1,530	224	2,470	515

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,144	4,105	11,487	11,392

NON-INTEREST INCOME
Service charges on deposit accounts	616	598	1,779	1,696
Mortgage operations	83	87	270	308
Gain on sale of investment securities	35	—	60	10
Other	128	144	449	442

TOTAL NON-INTEREST INCOME	862	829	2,558	2,456

NON-INTEREST EXPENSE
Salaries and employee benefits	1,512	1,523	4,896	4,273
Occupancy and equipment	560	569	1,691	1,581
Professional fees	262	213	771	745
Other	771	758	2,219	2,008

TOTAL NON-INTEREST EXPENSE	3,105	3,063	9,577	8,607

INCOME BEFORE INCOME TAXES	901	1,871	4,468	5,241

INCOME TAXES	290	686	1,618	1,942

NET INCOME	$611	$1,185	$2,850	$3,299

NET INCOME PER COMMON SHARE BASIC	$.09	$.17	$.41	$.53

DILUTED	$.09	$.17	$.40	$.51

DIVIDENDS DECLARED PER COMMON SHARE	$.05	$.05	$.15	$.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC	6,929,474	6,804,662	6,886,472	6,206,310

DILUTED	7,173,914	7,130,129	7,165,052	6,506,571

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,850	$3,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	817	890
Provision for loan losses	2,470	515
Loss on sale of foreclosed real estate	60	8
Loss on sale and disposal of fixed assets	6	—
Gain on sale of securities available for sale	(60)	(10)
Gain on economic hedges	30	—
Equity compensation expense	361	—
Change in assets and liabilities
Increase in accrued interest receivable	(379)	(490)
Increase in other assets	(1,601)	(647)
Decrease in capital lease obligations	(4)	(5)
Increase (decrease) in accrued expenses and other liabilities	(440)	188

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,110	3,748

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(12,358)	(18,702)
Proceeds from sale of securities available for sale	3,909	2,801
Proceeds from maturities, calls and principal repayments of investment securities available for sale	6,629	8,706
Net increase in loans from originations and repayments	(36,371)	(24,496)
Purchases of bank premises and equipment	(293)	(1,794)
Proceeds from the sale of bank premises and equipment	6	72
Proceeds from sale of foreclosed real estate	288	200
Purchase of non-marketable equity securities	(191)	—
Redemption of non-marketable equity securities	—	44

NET CASH USED IN INVESTING ACTIVITIES	(38,381)	(33,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	8,983	19,566
Net increase in time deposits	32,180	28,486
Net decrease in advances from Federal Home Loan Bank	(111)	(500)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,207	(17,133)
Excess tax benefits from stock options exercised	119	—
Cash paid for dividends	(1,032)	(633)
Proceeds from common stock sold, net	601	10,749

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,947	40,535

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,676	11,114

CASH AND CASH EQUIVALENTS, BEGINNING	16,949	16,032

CASH AND CASH EQUIVALENTS, ENDING	$26,625	$27,146

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2005 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2006, loan commitments are as follows:

Undisbursed lines of credit	$99,301,956
Stand-by letters of credit	2,659,597
Loan commitments	10,359,000

NOTE C – PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Weighted average shares outstanding for 2005 have been adjusted for the effect of the three-for-two stock split in the first quarter of 2006.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,929,474	6,804,662	6,886,472	6,206,310
Effect of dilutive stock options and warrants	244,440	325,467	278,580	300,261

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,173,914	7,130,129	7,165,052	6,506,571

For the three and nine months ended September 30, 2006, there were 93,000 and 48,923 options, respectively, that were antidilutive. For the three and nine months ended September 30, 2005 there were no options or warrants that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – COMPREHENSIVE INCOME

Total comprehensive income, consisting of net income, unrealized gains and losses on available for sale securities, net of taxes, and unrealized losses on cash flow hedges, net of taxes, was $1,348,000 and $1,126,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, total comprehensive income was $2,879,000 and $3,052,000, respectively.

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

The Company has five share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately $15,000 and $361,000 for the three months and nine months ended September 30, 2006, respectively. The Company recorded a deferred tax benefit in the amount of $115,000 related to share-based compensation during the nine months ended September 30, 2006.

In 1999, the Company implemented the 1999 Incentive Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of stock options (as adjusted for stock dividends) to employees and officers of the Company and the 1999 Non-statutory Stock Option Plan which authorized the Board of Directors to grant up to 246,191 of non-qualified stock options to directors. Options granted under the1999 Stock Option Plans have a term of up to ten years from the date of grant. Vesting of options is determined at the time of grant and ranges from immediate to five years. Options under these plans must be granted at a price not less than the fair market value at the date of grant.

In 2001, the Company implemented the 2001 Incentive Stock Option Plan which authorized the Board of Directors to grant up to 210,300 of stock options (as adjusted for stock dividends) to employees and officers of the company. Options granted under the 2001 Stock Option Plan have a term of up to ten years from the date of grant. These options have a five year vesting period. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (Continued)

In 2002, the Company implemented the 2002 Non-statutory Stock Option Plan which authorized the Board of Directors to grant up to 37,500 stock options (as adjusted for stock dividends) to directors of the Company. Options granted under the 2002 Non-Statutory Stock Option Plan have a term of up to ten years from the date of grant. Vesting of options is three years. Options under this plan must be granted at a price not less than the fair market value at the date of grant.

In 2004, the Company acquired FNB Bancshares, Inc. (“First National”). First National had two stock option plans, the 1997 Incentive Stock Option Plan and the 1997 Non-statutory Stock Option Plan. At the acquisition date the plans had 133,162 and 160,577 options outstanding, respectively, which vested immediately.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 98,000 stock options for the nine months ended September 30, 2006 with a weighted average fair value of $4.52 per option. No options were granted for the nine months ended September 30, 2005.

Assumptions for the nine months ended September 30, 2006 are as follows:

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

A summary of option activity under the stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	643,131	$5.57
Exercised	(110,422)	5.44
Authorized	—	—
Forfeited	(7)	4.68
Granted	98,000	12.92

Outstanding at September 30, 2006	630,702	6.74	4.36 years	$2,901,956

Exercisable at September 30, 2006	549,111	6.26	3.80 years	2,791,106

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (Continued)

For the nine months ended September 30, 2006 and 2005, the intrinsic value of options exercised was approximately $719,000 and $916,000, respectively.

The fair value of stock options vested over the nine months ended September 30, 2006 and 2005, respectively was $361,000 and $55,000.

As of September 30, 2006, there was $174,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.77 years.

The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans. Company policy does allow option holders to exercise options with seasoned shares.

Cash received from option exercise under all share-based payment arrangements for the nine month period ended September 30, 2006 was $601,000. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $119,000 for the nine months ended September 30, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease))of the adoption of SFAS 123R is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income tax expense	$(14,831)	$(361,494)
Net Income	(14,831)	(246,650)

Cash flow from operating activities	(14,831)	(361,494)
Cash flow provided by financing activities	—	118,689

Basic earnings per share	—	0.04
Diluted earnings per share	—	0.03

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK COMPENSATION PLAN (Continued)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior year three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended September 30 2005	Nine months ended September 30 2005
Net income, as reported	$1,185	$3,299
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(11)	(41)

Proforma net income	$1,174	$3,258

Earnings per share - basic, as reported	$0.17	$0.53
Earnings per share - basic, pro forma	0.17	0.53
Earnings per share - diluted, as reported	0.17	0.51
Earnings per share - diluted, pro forma	0.17	0.50

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

As of September 30, 2006, the Company had two cash flow hedges with a notional amount of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE F – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. The interest rate floors are carried at a fair market value of $261,000 and are included in other assets as of September 30, 2006. Changes in fair value of the hedged instrument that are deemed effective are offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The company recorded $31,000 of other income during the quarter ended September 30, 2006 for the ineffective portion of the hedged instruments.

NOTE G – STOCK DIVIDEND

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. As a result of the stock dividend, 2,284,567 additional shares of common stock were issued and retained earnings was reduced by $2,284,567. All references to net income per share, weighted average shares outstanding, and options available through stock compensation plans have been adjusted for the effect of this stock split.

NOTE H- SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

On February 1, 2006, the Company’s Board of Directors authorized a share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permits the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. When shares are repurchased, the shares will be cancelled. As of September 30, 2006, no shares have been repurchased. The Board of Directors also voted to establish a dividend reinvestment and stock purchase plan under which shares of the Company’s common stock are available for sale to the registered shareholders of the Company. The Plan provides shareholders with an alternative way to increase their holdings of our common stock by reinvesting dividends or making optional cash payments to purchase additional shares.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Total assets at September 30, 2006 increased by $45.6 million or 10.4% to $482.3 million compared to $436.7 million at December 31, 2005. The Company had earning assets of $447.8 million at month-end September 30, 2006. Gross loans increased by $35.3 million or 10.6% to $368.0 million from $332.7 million at December 31, 2005. Investment securities and other non-marketable equity securities increased by $2.1 million or 3.2% to $68.4 million from $66.3 million at December 31, 2005. Overnight investments increased by $6.9 million or 155.0% from $4.5 million at December 31, 2005 to $11.4 million. Total deposits as of September 30, 2006 increased by $41.2 million or 11.9% to $386.6 million compared to $345.4 million at December 31, 2005. Total borrowed money as of September 30, 2006 increased $3.1 million or 8.0% to $41.6 million compared to $38.5 million at December 31, 2005. Stockholders’ equity was $53.8 million at September 30, 2006 compared to $50.9 million at December 31, 2005 for an increase of $2.9 million or 5.8%.

The Company recorded a $1.5 million provision for loan losses for the quarter ended September 30, 2006, representing an increase of $1.3 million or 583.0% from the $224,000 provision for the quarter ended September 30, 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio and as a result of some specific changes in credit quality primarily within the lease portfolio. The allowance for loan losses increased by $1.7 million or 38.2% to $6.0 million at September 30, 2006 as compared to $4.3 million at December 31, 2005. The allowance for loan losses equaled 1.63% of total loans outstanding at September 30, 2006 as compared to 1.30% at December 31, 2005. In addition the allowance for loan losses equaled 226% of non-performing loans and leases, which totaled $2.6 million at September 30, 2006 and 455% of non-performing loans and leases at December 31, 2005 which totaled $951,000. The increase in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $64.1 million at September 30, 2006. The portfolio increased by $2.0 million or 3.1% from the $62.1 million balance at December 31, 2005. In addition the Company had investment securities held to maturity of $2.2 million at September 30, 2006 and December 31, 2005.

Interest-earning deposits with banks at September 30, 2006 increased by $6.9 million or 155.0% to $11.4 million compared to $4.5 million at December 31, 2005. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at September 30, 2006 increased by $2.9 million or 7.7% to $40.4 million compared to $37.5 million at December 31, 2005. The increase is primarily attributable to an increase of $2.8 million to $15.3 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $9.3 million at September 30, 2006, a decrease of $374,000. Accrued interest receivable increased $379,000 to $2.8 million at September 30, 2006 as a result of the timing in the collection of interest income, growth in the loan portfolio and the increase in the prime lending rate. Foreclosed real estate decreased by $103,000 as a result of the sale of a 1-4 family property at a loss of $7,000 offset by the addition of one 1-4 family property. Other assets increased by $198,000 at September 30, 2006 to $2.9 million as a result of the net carrying value of interest rate floors purchased of $261,000.

Total deposits increased $41.2 million or 11.9% from $345.4 million at December 31, 2005 to $386.6 million at September 30, 2006. The composition of the deposit base, by category, at September 30, 2006 is as follows: 15% non-interest bearing demand deposits, 3% savings deposits, 21% money market and NOW accounts and 61% time deposits. The non-interest bearing demand deposits, money market and NOW accounts, and time deposit categories all experienced increases over the nine-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $752,000 or 1.3%; money market and NOW accounts, $8.5 million or 11.5%; and time deposits, $32.2 million or 15.9%. The savings category experienced a slight decrease of, $240,000 or 2.1%. Time deposits of $100,000 or more totaled $131.7 million, or 34% of total deposits at September 30, 2006. The composition of deposits at December 31, 2005 was 17% non-interest bearing demand deposits, 3% savings deposits, 21% money market and NOW accounts and 59% time deposits.

The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2006 of $11.0 million with maturity dates ranging from December 2011 through February 2013. The balance of Federal Home Loan Bank advances at December 31, 2005 was $11.1 million with maturity dates ranging from May 2006 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real property and certain securities available for sale. Total securities sold under agreement to repurchase, secured by certain of the Company’s investment securities, increased $3.2 million or 27.3% from $11.7 million at December 31, 2005 to $14.9 million at September 30, 2006. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $13.9 million. Maturity dates of the subordinated debentures range from March 2032 to December 2033 and are redeemable March 2007 to December 2008.

Other liabilities decreased $1.6 million or 84.8% to $292,000 at September 30, 2006 from $1.9 million at December 31, 2005. The decrease is primarily attributable to a decrease in accrued income taxes, which resulted from the tax payments of $3.3 million in excess of accrued taxes payable of $1.9 million during the nine months ended September 30, 2006.

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net Income. The Company generated net income for the three months ended September 30, 2006 of $611,000 compared to net income for the three months ended September 30, 2005 of $1,185,000. Earnings for the three months ended September 30, 2006 were negatively impacted by the provision for loan losses of $1.5 million. On a fully diluted per share basis earnings were $.09 for the quarter ended September 30, 2006 compared to $.17 for the quarter ended September 30, 2005. For the three months ended September 30, 2006 and 2005, respectively annualized return on average assets was 0.52% and 1.10% and annualized return on average equity was 4.59% and 10.56%.

Net Interest Income. Net interest income increased $345,000 from $4.3 million for the three months ended September 30, 2005 to $4.7 million for the three months ended September 30, 2006. Total interest income benefited from growth in average earning assets offset by a decrease in net interest margin.

Total average earning assets increased $42.3 million or 10.7% from an average of $394.1 million during the third quarter of 2005 to an average of $436.4 million during the third quarter of 2006. The Company experienced strong loan growth with average loan balances increasing by $33.3 million. The increase in average balances for investment securities and interest-earning deposits was $9.0 million. Average interest-bearing liabilities increased by $24.5 million during the three months ended September 30, 2006 of which $21.6 million was attributable to deposits while borrowings increased $2.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2006 was 4.25% compared to 4.36% for the same quarter in 2005. The decrease in net interest margin is primarily a result of deposit and borrowings costs increasing faster than the yield on earning assets. The Federal Open Market Committee (FOMC) increased short-term rates twelve times beginning February 2, 2005 and ending June 29, 2006. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans increased immediately as the FOMC increased rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to increase. Once the FOMC stopped raising rates, our interest bearing liability rates increased faster than the rates on our earning assets. The yield on our interest earning assets increased 73 basis points from 6.90% for the three months ended September 30, 2005 to 7.63% for the three months ended September 30, 2006. During the same time period, the cost of our interest bearing liabilities increased from 3.00% to 4.13% or 113 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 36 basis points from 3.86% in the quarter ended September 30, 2005 to 3.50% for the same quarter in 2006.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended September 30, 2006 was $1.5 million, representing a $1.3 million or 583.0% increase from the $224,000 recorded for the quarter ended September 30, 2005. The increase in the provision was primarily related to an increase in non-accrual loans and leases of $1.6 million or 159.0% from $1.0 million at September 30, 2005 to $2.6 million at September 30, 2006. The increase in non-accrual leases of $1.4 million is comprised primarily of five equipment leases totaling approximately $972,000 to several manufacturing companies. The bank is pursing the liquidation of the collateral in addition to the filing of lawsuits against the guarantors. We have provided specific reserves against these leases of approximately $630,000 leaving an exposure of $342,000. The remaining non-accrual leases totaling approximately $600,000 are primarily for various small companies secured by commercial vehicles and equipment. We have provided specific reserves against these leases of approximately $398,000 leaving an exposure of $200,000. We are again in the process of liquidating the underlying collateral and seeking payment from lease guarantors to recover the remaining exposure. The company also reviewed and adjusted the risk grades of the performing lease portfolio. As a result, the reserve on performing leases increased $206,000 for the quarter ended September 30, 2006 to $760,000 or 9.7% of the performing lease portfolio. Earlier this year, the Bank, upon retirement of the leasing manager, made a decision to exit the leasing business. This was due to competitive reasons and lack of management resources to grow the business. The Bank has a remaining lease portfolio of approximately $10.0 million and is being serviced by a third party leasing company in Charlotte, NC.

Non-interest Income. Non-interest income increased by $33,000 or 4.0% to $862,000 for the three months ended September 30, 2006 compared with $829,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 15.6% for the three months ended September 30, 2006 from 16.1% for the same period in the prior year primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $616,000 for the quarter ended September 30, 2006, compared to $598,000 in 2005 and fees from mortgage banking operations of $83,000 in 2006 as compared to $87,000 in 2005 or a 4.6% decrease.

Non-interest Expense. Total non-interest expense remained relatively unchanged for the three months ended September 30, 2006 with only a $42,000 increase from the same period in 2005. This increase was primarily due to compensation expense related to stock options granted under SFAS 123R of $15,000.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 32.2% and 36.7% for the three months ended September 30, 2006 and 2005, respectively. This decrease was primarily due to a higher percentage of non-taxable income to total income for the three months ended September 30, 2006 as compared to 2005.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Net Income. The Company generated net income for the nine months ended September 30, 2006 of $2.9 million compared to net income for the nine months ended September 30, 2005 of $3.3 million. Earnings for the nine months ended September 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $247,000, net of income tax, combined with the increase in the provision for loan losses of $2.0 million. On a per share basis, basic earnings were $.41 for 2006 compared to $.53 for 2005, and diluted earnings were $.40 for 2006 compared to $.51 for 2005. For the nine months ended September 30, 2006 and 2005, respectively annualized return on average assets was 0.83% and 1.07% and annualized return on average equity was 7.29% and 9.90%.

Net Interest Income. Net interest income increased $2.1 million from $11.9 million for the nine months ended September 30, 2005 to $14.0 million for the nine months ended September 30, 2006. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin.

Total average earning assets increased $46.9 million or 12.3% from an average of $381.9 million during the first nine months of 2005 to an average of $428.8 during the first nine months of 2006. The Company experienced strong loan growth with average loan balances increasing by $37.6 million. Average balances for investment securities and interest-earning deposits increased $9.4 million. Average interest-bearing liabilities increased by $27.1 million of which $31.4 million was attributable to deposits while borrowings decreased $4.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2006 was 4.35% compared to 4.17% for the same period in 2005. The increase in net interest margin resulted primarily from the re-pricing of the Company’s prime rate based loan portfolio due to twelve increases in short-term rates by the Federal Open Market Committee since the first quarter of 2005. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased to 3.66% for the nine months ended September 30, 2006 compared to 3.73% for the same period in 2005.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the nine months ended September 30, 2006 was $2.5 million, representing a $2.0 million or 379.6% increase over the $515,000 recorded for the nine months ended September 30, 2005. The increase in the provision was primarily related to an increase in non-accrual loans and leases of $1.6 million or 159.0% from $1.0 million at September 30, 2005 to $2.6 million at September 30, 2006. The increase in non-accrual leases of $1.4 million is comprised primarily of five equipment leases totaling approximately $972,000 to several manufacturing companies. The bank is pursing the liquidation of the collateral in addition to the filing of lawsuits against the guarantors. We have provided specific reserves against these leases of approximately $630,000 leaving an exposure of $342,000. The remaining non-accrual leases totaling approximately $600,000 are primarily for various small companies secured by commercial vehicles and equipment. We have provided specific reserves against these leases of approximately $398,000 leaving an exposure of $200,000. We are again in the process of liquidating the underlying collateral and seeking payment from lease guarantors to recover the remaining exposure. The company also reviewed and adjusted the risk grades of the performing lease portfolio. As a result, the reserve on performing leases increased $206,000 for the quarter ended September 30, 2006 to $760,000 or 9.7% of the performing lease portfolio Earlier this year, the Bank, upon retirement of the leasing manager, made a decision to exit the leasing business. This was due to competitive reasons and lack of management resources to grow the business. The Bank has a remaining lease portfolio of approximately $10.0 million and is being serviced by a third party leasing company in Charlotte, NC.

Non-Interest Income. Non-interest income increased by $102,000 or 4.2% to $2.6 million for the nine months ended September 30, 2006 compared with $2.5 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 15.5% at September 30, 2006 from 17.0% at September 30, 2005 primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $1.8 million for the quarter ended September 30, 2006 as compared to $1.7 million for the same period in 2005 or a 4.7% increase and fees from mortgage banking operations of $270,000 in 2006 as compared to $308,000 in 2005 or a 12.3% decrease. Service charge income increased primarily as a result of the increase in deposit transaction accounts. Fees from mortgage operations decreased due to rising long-term mortgage rates.

Non-Interest Expenses. Total non-interest expense increased from $8.6 million for the nine months ended September 30, 2005 to $9.6 million for the same period in 2006. This 11.3% increase was primarily due to compensation expense related to stock options granted under SFAS 123R of $361,000 and increased operating expenses related to the opening of two new branches in the second quarter of 2005.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.2% and 37.1% for the nine months ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $90.7 million, which represents 18.8% of total assets and 21.2% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $11.0 million outstanding from the FHLB at September 30, 2006). At September 30, 2006, outstanding commitments to extend credit were $10.4 million and available line of credit balances totaled $99.3 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60.6% of the Company’s total deposits at September 30, 2006, and 58.5% at December 31, 2005. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 34.1% of the Company’s total deposits at September 30, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At September 30, 2006, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

AMERICAN COMMUNITY BANCSHARES, INC.

Date: November 8, 2006	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer