Form 10-K
period 2006-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-03-29
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,460,000

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 7,003,068 shares of Common Stock outstanding as of March 22, 2007:

Documents Incorporated by Reference.

2007 Annual Meeting Proxy Statement

FORM 10-K CROSS-REFERENCE INDEX

		FORM 10-K	PROXY STATEMENT	ANNUAL REPORT
PART I

Item 1 –	Business	X
Item 1A –	Risk Factors	X
Item 1B –	Unresolved Staff Comments	X
Item 2 –	Properties	X
Item 3 –	Legal Proceedings	X
Item 4 –	Submission of Matters to a Vote Of Security Holders	X

PART II

Item 5 –	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 –	Selected Financial Data	X
Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations			X
Item 7A –	Quantitative and Qualitative Disclosures About Market Risk			X
Item 8 –	Financial Statements and Supplementary Data			X
Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	X
Item 9A –	Controls and Procedures	X
Item 9B –	Other Information	X

PART III

Item 10 –	Directors and Executive Officers of the Registrant	X	X
Item 11 –	Executive Compensation		X
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		X
Item 13 –	Certain Relationships and Related Transactions		X
Item 14 –	Principal Accountant Fees and Services		X

PART IV

Item 15 –	Exhibits, Financial Statement Schedules	X

PART 1

ITEM 1 – BUSINESS

Who We Are

American Community Bancshares, Inc. (“Bancshares”) is a bank holding company that owns all of the common stock of American Community Bank (“American Community” or “the Bank”) a state chartered commercial bank that is insured by the Deposit Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for American Community on April 28, 2000. To become American Community’s holding company, Bancshares received approval of the Federal Reserve Board as well as American Community’s shareholders. Upon receiving such approvals, each share of the common stock of American Community was exchanged on a one-for-one basis for shares of the common stock of Bancshares. Bancshares acquired FNB Bancshares, Inc. and its subsidiary bank First National Bank of the Carolinas (“First National”) based in Gaffney, South Carolina on April 15, 2004. First National was merged into American Community on April 1, 2005.

Since opening in November of 1998, we have accomplished the following:

•	Grown the bank to almost $500 Million in assets with a compound annualized growth rate of 31.3% since 1999;

•	Assembled a management team consisting of resident bankers from local markets who each have over 25 years of banking experience;

•	Assembled an experienced and diverse board of directors that provides strategic expertise unique to a community bank of our size;

•	Completed the acquisition in 2004 of FNB Bancshares, Inc. and its subsidiary, First National Bank of the Carolinas, Gaffney, SC, thus giving us branch expansion opportunities into South Carolina;

•	Currently operating thirteen (13) full service banking offices throughout North and South Carolina;

•	Stock listed on the Nasdaq Global Market under the symbol ACBA;

•	Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events;

•	Implemented a shareholder dividend reinvestment program and stock purchase plan;

•	Implemented a stock repurchase plan;

•	Annualized return to initial shareholders of approximately 13% over the last eight years;

•	Currently paying a cash dividend yield of 1.80%.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market areas. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificates of deposit and savings accounts, commercial, consumer and personal loans, mortgage, accounts receivable financing and other associated financial services.

Our Market Area

We consider our primary market area to be the Southern Piedmont area of North Carolina, including Union, Mecklenburg and adjoining counties. In South Carolina our primary markets include Cherokee and York Counties. The Bank serves our market area through thirteen full service branch locations with nine located in Union and Mecklenburg County in North Carolina. The bank also offers four convenient locations throughout York and Cherokee Counties of South Carolina. The Bank’s customers may access various banking services through ATMs owned by the Bank and ATMs owned by others, through debit cards, and through the Bank’s automated telephone and online banking products.

Union County had an estimated 2006 population of 175,000 and Mecklenburg County an estimated population of 850,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 30,000, is the largest city in Union County. Union County is currently the fastest growing county in North Carolina and 15th fastest growing county in the country. The population of Union County grew 42% from 2000 to 2005. Charlotte, which is ranked 26th in US population, is Mecklenburg County’s and North Carolina’s largest city and has consistently been one of the fastest growing areas of the Southeast. The population of Charlotte and Mecklenburg County had a growth rate of 19% between 2000 and 2005. The most recent unemployment rate was 4.3% for Union County and 4.3% for Mecklenburg County; both lower than the North Carolina state rate of 4.5%. Cherokee County, previous headquarters for the First National Bank of the Carolinas, has an estimated population of 54,000 and an estimated growth rate of 4%. York County, South Carolina is the region’s second fastest growing county and has an estimated population of 200,000. York County also averaged a 21% growth rate between 2000 and 2005, ranking 4th in per capita income in South Carolina. It is also the second fastest growing county in the region behind Union County.

Strategy

American Community has expanded aggressively since opening for business in November 1998. Because of its strong capital position created during its incorporation stage, American Community had the requisite capital needed to permit it to immediately establish branch offices. American Community’s branching strategy is opportunistic. It has established nine branch offices in growing areas within Union and Mecklenburg Counties of North Carolina. The Bank also offers four full-service banking offices located in York and Cherokee County of South Carolina. The Bank seeks markets where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices on such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. The Charlotte region is a highly competitive banking market with many competitors including money center, super-regional and community banks. American Community’s strategy is to develop a branch network to take advantage of opportunities that present themselves in both new geographic and new product markets. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions that we believe will add long term enhanced value for our shareholders. The acquisition of First National Bank of the Carolinas in 2004 provided us the opportunity to expand across the South Carolina state line into York County, one of the fastest growing counties in South Carolina. We are one of a handful of banks in North Carolina that has expansion ability across the South Carolina state line. We believe this adds to the long term franchise value of our Company since it is hard to replicate. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. The Bank has maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 59% of the loan balances outstanding at December 31, 2006 while fixed rate loans accounted for 41% of the balances.

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

Loan Composition. The following table sets forth at the dates indicated the Bank’s loan portfolio composition by type of loan:

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate—mortgage loans:
1-4 family	$26,897	7.26%	$28,933	8.70%	$27,161	8.81%	$15,894	7.77%	$12,426	7.52%
Commercial mortgage	70,585	19.05%	84,694	25.45%	84,621	27.47%	80,395	39.32%	58,237	35.24%
Construction/development	77,005	20.78%	44,037	13.24%	39,844	12.93%	28,469	13.92%	25,079	15.18%
Home equity lines of credit	24,388	6.58%	27,732	8.33%	24,575	7.98%	16,526	8.08%	14,643	8.86%
Commercial and industrial loans	126,602	34.16%	97,197	29.21%	85,911	27.88%	41,121	20.11%	33,313	20.16%
Loans to individuals	36,782	9.93%	35,941	10.80%	30,813	10.00%	8,672	4.25%	9,990	6.05%
Lease financing, net	8,316	2.24%	14,193	4.27%	15,177	4.93%	13,397	6.55%	11,548	6.99%

Subtotal	370,575	100.00%	332,727	100.00%	308,102	100.00%	204,474	100.00%	165,236	100.00%

Less: allowance for loan losses	(5,628)		(4,331)		(3,488)		(2,529)		(2,375)
Plus: net unamortized deferred fees and costs	(144)		(19)		(114)		59		130

Total	$364,803		$328,377		$304,500		$202,004		$162,991

The following table sets forth the contractual maturity of loans at December 31, 2006:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$7,878	$17,450	$1,568	$26,896
Commercial mortgage	14,618	47,734	8,233	70,585
Construction/development	49,322	26,620	1,063	77,005
Home equity lines of credit	82	3,005	21,301	24,388
Commercial and industrial loans	57,048	65,999	3,556	126,603
Loans to individuals	14,874	19,864	2,044	36,782
Lease financing, net	1,186	7,130	—	8,316

Total	$145,008	$187,802	$37,765	$370,575

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2006:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$59,832	$42,836	$102,668
Home equity lines of credit	—	24,306	24,306
Commercial and industrial loans	38,352	31,203	69,555
Loans to individuals	16,058	5,850	21,908
Lease financing, net	7,130	—	7,130

	$121,372	$104,195	$225,567

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

Residential one-to-four family loans amounted to $26.9 million at December 31, 2006. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas. Most of the permanent one-to-four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank’s financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $351,481 for the year ended December 31, 2006. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $70.6 million at December 31, 2006. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another of the Bank’s primary lending focus is construction/development lending with balances outstanding as of December 31, 2006 of $77.0 million. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and on occasion makes construction loans to builders of homes that are not pre-sold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well established builders and not with large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit their construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Bank’s lending activities. At December 31, 2006, the Bank’s commercial loan portfolio equaled $126.6 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals and Home Equity Lines of Credit. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans and totaled $36.8 million at December 31, 2006. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Leasing. The Bank offered lease financing primarily to small businesses in our local market. At December 31, 2006 the Bank’s lease portfolio equaled $8.3 million. This type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leasing division also requires personal guarantees on the majority of our leases. In 2006, the Bank determined that the leasing business has become extremely competitive and is dominated by a few large players. The Bank felt that leasing is not the best use of its capital and has contracted with a third party leasing company to liquidate the remaining leases in our portfolio. The bank no longer originates leases and is allowing the portfolio to pay down. During the year, the bank experienced some credit quality problems with a portion of the lease portfolio. Those credit problems are discussed in more detail in the Management Discussion and Analysis section of this report.

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

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review.

Responsibility for loan review and loan underwriting resides with the Chief Credit Officer. He is responsible for loan processing, loan underwriting and approval. On an annual basis, the Board of Directors of the Bank determines the President’s lending authority, who then delegates lending authorities to the Chief Credit Officer and other lending officers of the Bank. Delegated authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors or the President within his delegated authority.

The President of American Community, and the Chief Credit Officer each have the authority to approve loans up to the lending limit set by the Board of Directors, which was $2,000,000 and $1,500,000, respectively, at December 31, 2006. All loans above the lending limit of the President are reviewed and approved by the Loan Committee, which consists of the President and eight outside directors. In addition, the Chief Credit Officer serves as a non-voting member of this committee. At December 31, 2006, the Loan Committee had the authority to approve loans up to the Bank’s legal lending limit. The Bank’s legal lending limit was $7.0 million at December 31, 2006. The Bank seldom makes loans approaching its legal lending limit. All loans made to executive officers and directors must be approved by the full Board of Directors.

Non-performing Assets

The table sets forth, for the period indicated, information about our non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$563	$469	$881	$330	$580
Non-accrual leases	1,246	482	—	—	—
Restructured loans	—	—	—	—	—

Total non-performing loans	1,809	951	881	330	580
Foreclosed real estate and other repossessed assets	201	479	311	157	463

Total non-performing assets	$2,010	$1,430	$1,192	$487	$1,043

Accruing loans past due 90 days or more	$291	$1,402	$1,117	$597	$684
Allowance for loan losses	5,628	4,331	3,488	2,529	2,375
Non-performing loans to period end loans	0.49%	0.29%	0.29%	0.16%	0.35%
Allowance for loan losses to period end loans	1.52%	1.30%	1.13%	1.24%	1.44%
Allowance for loan losses to non-performing loans	311%	455%	396%	766%	409%
Non-performing assets to total assets	0.41%	0.33%	0.30%	0.17%	0.48%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when there are serious doubts about the collectibility of principal or interest. Loans are placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2006, no major loans had been identified as potential problem loans.

At December 31, 2006, the Bank had $1,809,000 in non-accrual loans. Interest foregone on non-accrual loans was approximately $42,000 for the year ended December 31, 2006 and $26,000 for the year ended December 31, 2005.

Other real estate owned consists of foreclosed properties. At December 31, 2006, foreclosed real estate and other repossessed assets totaled $201,000 or .04% of total assets, and consisted of seven residences and two vehicles. At December 31, 2005, foreclosed real estate and other repossessed assets totaled $478,758 or .11% of total assets, and consisted of four residences and eight vehicles.

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

The Bank uses a risk grading program to facilitate the evaluation of probable inherent loan losses and the adequacy of the allowance for loan losses. In this program, risk grades are initially assigned by loan officers, reviewed by Credit Administration, and reviewed by a third party on a test basis. The Bank strives to maintain the loan portfolio in accordance with conservative loan underwriting policies that result in loans specifically tailored to the needs of the Bank’s market area. Every effort is made to identify and minimize the credit risks associated with such lending strategies. The Bank has no foreign loans and does not engage in highly leveraged transactions.

The Bank follows a loan review program designed to evaluate the credit risk in the loan portfolio. Through this loan review process, an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses is maintained. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquency status. As a result of this process, certain loans are categorized as “substandard”, “doubtful” or “loss” and reserves are allocated based on management’s judgment and historical experience.

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

Growth in loans outstanding has been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. Between December 31, 2002 and December 31, 2006, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 7% to 9%, commercial mortgage loans – 19% to 39%, construction/development real estate loans–10% to 21%; home equity loans – 7% to 9%; commercial and industrial loans – 20% to 34%; loans to individuals – 4% to 10%; and lease financing – 2% to 7%. For all full fiscal years through 2006, loan loss experience was similar to that of other banks our age, with net loan charge-offs in each year no greater than 0.37% of average loans outstanding. The allowance for loan losses at December 31, 2006 of $5.6 million represents 1.5% of total loans and 311% of non-performing loans. The increase in both the provision for loan losses and the increase in the allowance for loan losses in 2006 is primarily attributable to the increase in non-performing leases.

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$1,829	32.50%	$2,155	47.39%	$2,149	49.21%	$1,283	61.01%	$994	57.94%
Home equity lines of credit	122	2.17%	137	8.33%	72	7.98%	50	8.08%	42	8.86%
Commercial and industrial loans	1,637	29.09%	929	29.21%	731	27.88%	676	20.11%	970	20.16%
Loans to individuals	419	7.44%	215	10.80%	232	10.00%	162	4.25%	219	6.05%
Lease financing, net	1,621	28.80%	895	4.27%	304	4.93%	358	6.55%	150	6.99%

Total	$5,628	100.00%	$4,331	100.00%	$3,488	100.00%	$2,529	100.00%	$2,375	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$4,331	$3,488	$2,529	$2,375	$1,736
Charge-offs:
Real estate loans	10	—	51	—	—
Home equity lines of credit	43	—	—	—	—
Commercial and industrial loans	64	8	211	598	298
Lease financing, net	1,182	28	24	—	—
Loans to individuals	50	45	54	67	16

Total charge-offs	1,349	81	340	665	314

Recoveries:
Real estate loans	—	—	1	—	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	1	100	12	35	34
Lease financing, net	25	4	—	—	—
Loans to individuals	8	11	27	—	4

Total recoveries	34	115	40	35	38

Net charge-offs (recoveries)	1,315	(34)	300	630	276
Allowance acquired from First National merger	—	—	685	—	—
Provision for loan losses	2,612	809	574	784	915

Balance at end of period	$5,628	$4,331	$3,488	$2,529	$2,375

Total loans outstanding	$370,431	$332,708	$307,988	$204,533	$165,366
Average loans outstanding	$351,401	$317,986	$275,011	$182,108	$146,530
Allowance for loan losses to total loans outstanding	1.52%	1.30%	1.13%	1.24%	1.44%
Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.37%	-0.01%	0.11%	0.35%	0.19%

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

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$20,202	$44	$117	$20,129
Mortgage-backed securities	37,047	10	835	36,222
State and municipal bonds	6,265	32	42	6,255

	63,514	86	994	62,606
Marketable equity securities	407	5	—	412

Total securities available for sale	$63,920	$91	$994	$63,018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,174	$18	$—	$2,192

Total securities held to maturity	$2,174	$18	$—	$2,192

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$15,770	$21	$129	$15,662
Mortgage-backed securities	42,791	16	1,082	41,725
State and municipal bonds	4,357	17	44	4,330

	62,918	54	1,255	61,717
Marketable equity securities	407	3	—	410

Total securities available for sale	$63,325	$57	$1,255	$62,127

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,180	$8	$15	$2,173

Total securities held to maturity	$2,180	$8	$15	$2,173

The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2006, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield (1)
	(Dollars in thousands)
Securities available for sale and held to maturity
U S Government agencies
Due within one year	$500	$493	3.15%
Due after one but within five years	13,436	13,364	4.78%
Due after five but within ten years	4,317	4,334	5.45%
Due after ten years	1,948	1,938	5.67%

	20,201	20,129	4.97%

Mortgage-backed securities
Due within one year	159	158	4.05%
Due after one but within five years	881	862	4.12%
Due after five but within ten years	8,162	7,948	4.21%
Due after ten years	27,845	27,254	5.65%

	37,047	36,222	4.54%

Municipal bonds
Due after one but within five years	507	493	4.54%
Due after five but within ten years	2,556	2,563	5.55%
Due after ten years	5,376	5,391	5.87%

	8,439	8,447	5.70%

Total investment securities
Due within one year	$659	$651	3.37%
Due after one but within five years	14,824	14,719	4.73%
Due after five but within ten years	15,035	14,845	4.80%
Due after ten years	35,169	34,583	5.69%

	$65,687	$64,798	4.82%

(1)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using 34% for 2006.

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

The Bank periodically uses brokered deposits consistent with asset and liability management policies. At December 31, 2006 the Bank had $8,628,000 in brokered deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

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

	Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing NOW, savings, and money market accounts	$91,792	1.78%	$82,270	1.28%	$77,548	0.74%
Other time deposits	102,697	3.76%	87,656	3.05%	69,551	2.87%
Time deposits greater than $100,000	120,443	4.78%	108,547	3.28%	92,195	3.75%

Total interest bearing deposits	314,932	3.57%	278,473	2.62%	239,294	2.52%
Demand and other non-interest bearing deposits	58,705		53,753		39,861

Total average deposits	$373,637	3.01%	$332,226	2.19%	$279,155	2.16%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2006.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
	(Dollars in thousands)
Certificates of $100,000 or more	$29,230	4.51%	$35,288	5.07%	$39,178	5.06%	$18,205	4.56%	$121,901	4.86%
Certificates of less than $100,000	21,819	4.25%	34,976	4.86%	33,889	4.82%	13,373	4.25%	104,057	4.64%

Total	$51,049	4.40%	$70,264	4.97%	$73,067	4.95%	$31,578	4.43%	$225,958	4.76%

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreement to repurchase, federal funds purchased and obligations under a capitalized lease for the Bank’s main office facility. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$6,000	$11,111	$12,778
Weighted average rate	3.53%	4.11%	3.84%

Securities sold under agreement to repurchase
Amount	$15,473	$8,615	$25,763
Weighted average rate	3.69%	2.62%	1.96%

Federal funds purchased
Amount	$—	$3,118	$—
Weighted average rate	—	4.60%	—

Capitalized lease obligation
Amount	$1,694	$1,702	$1,710
Weighted average rate	8.24%	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$11,056	$12,722	$15,388
Securities sold under agreement to repurchase	17,058	25,882	27,497
Federal funds purchased	6,337	7,000	3,000
Capitalized lease obligation	1,702	1,710	1,710

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$10,834	$12,215	$14,101
Weighted average rate	4.17%	3.85%	3.84%

Securities sold under agreement to repurchase
Average balance	$13,753	$13,138	$23,406
Weighted average rate	3.42%	2.18%	1.25%

Federal funds purchased
Average balance	$913	$778	$342
Weighted average rate	4.84%	1.80%	1.62%

Capitalized lease obligation
Average balance	$1,700	$1,708	$1,709
Weighted average rate	8.24%	8.24%	8.24%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $1.0 million at December 31, 2006, and a blanket lien on qualifying first mortgage loans.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the investment securities at December 31, 2006 was $17.4 million.

Bancshares also has lines of credit totaling $29.5 million from correspondent banks at December 31, 2006.

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

During 2003, we formed a special purpose entity organized as a business trust under the laws of the State of Connecticut. This business trust, called American Community Capital Trust II, Ltd was formed in order to allow us to issue trust preferred securities. On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR plus 280 basis points. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The rate as of December 31, 2006 was 8.17%. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

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

The Bank has twelve ATM facilities attached to twelve of its existing banking offices. The Bank’s ATM cards are linked to the nationwide Cirrus®, Plus® and Star® systems, allowing the Bank’s customers to withdraw funds from any ATM honoring these systems.

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 37 offices of 11 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 226 offices of 22 different commercial banks (including the largest banks in North Carolina). While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, Atlanta, Georgia based SunTrust, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, from Birmingham, Alabama, have recently acquired community banks in North Carolina.

The banking business is highly competitive in South Carolina as well. American Community competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cherokee County area and elsewhere. In Cherokee County, there are currently 13 offices of 6 different commercial banks. A number of these competitors are well established in the Cherokee County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services that we either do not expect to provide or do not currently provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, American Community was recognized each year from 1999 to 2006 for outstanding contributions to the United Way Campaign for Union County. American Community is very active in the Special Olympics for Union County and has been honored by Special Olympics as “Business of the Year” for our sponsorship and volunteer efforts.

American Community has also entered into a revenue sharing agreement with Smith Barney, in which the Bank receives revenue for business generated by a broker located in our offices. Currently, a Smith Barney representative is located in our main office but visits all our branch locations periodically when the opportunity arises. As a community service providing a competitive edge, the Bank sponsors small business seminars and features various speakers on topics of interest to growing small businesses. The Bank attempts to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Bank offers savings accounts designed for young savers. The Bank has also developed a Senior Citizens account for customers 50 years and older. These products offer free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free breakfasts with guest speakers and periodic day trips. American Community also sponsors the day trips as a way to attract Senior Citizens’ accounts and to further enhance their loyalty to the Bank.

Regulation of the Bank

The Bank is extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of Bancshares and the Bank.

State Law. The Bank is subject to extensive supervision and regulation by the North Carolina Commissioner of Banks (the “Commissioner”). The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and the Bank is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

Deposit Insurance. As a member institution of the FDIC, the Bank’s deposits are insured up to a per depositor maximum of $250,000 for retirement accounts and $100,000 for all other accounts through the Deposit Insurance Fund, administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Banks with no premium are subject to an annual statutory minimum assessment.

Capital Requirements. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2006, Bancshares was classified as “well-capitalized” with Tier 1 and Total Risk-Based Capital of 14.93% and 16.18%, respectively.

The federal banking agencies have adopted regulations specifying that they will include, in their evaluations of a bank’s capital adequacy, an assessment of the bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s interest rate risk management include a measurement of board of director and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate for the circumstances of the specific banking organization.

Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the “Federal Deposit Insurance Corporation Improvement Act of 1991” below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

-	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

-	the establishment of uniform accounting standards by federal banking agencies,

-	the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

-	additional grounds for the appointment of a conservator or receiver, and

-	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

The FDIC Improvement Act also provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of the FDIC Improvement Act is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to the FDIC Improvement Act, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

The FDIC Improvement Act provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. The FDIC Improvement Act also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The USA Patriot Act of 2001 has not had a material impact on our operations.

Miscellaneous. The dividends that may be paid by the Bank are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid by the Bank unless its capital surplus is at least 50% of its paid-in capital.

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

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on the Bank’s operations.

Regulation of Bancshares

Federal Regulation. Bancshares is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

The status of Bancshares as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Bancshares is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Bancshares to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than five percent of any class of voting shares of such bank or bank holding company.

The merger or consolidation of Bancshares with another bank, or the acquisition by Bancshares of assets of another bank, or the assumption of liability by Bancshares to pay any deposits in another bank, will require the prior written approval of the primary federal bank regulatory agency of the acquiring or surviving bank under the federal Bank Merger Act. The decision is based upon a consideration of statutory factors similar to those outlined above with respect to the Bank Holding Company Act. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the Bank Holding Company Act and/or the North Carolina Banking Commission may be required.

Bancshares is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancshares’ consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

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

However, with the passage of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, which became effective on March 11, 2000, the types of activities in which a bank holding company may engage were significantly expanded. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities and activities that the Federal Reserve Board considers to be closely related to banking.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. Bancshares has not yet elected to become a financial holding company.

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. We cannot predict the full sweep of the new legislation.

Capital Requirements. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

-	a leverage capital requirement expressed as a percentage of adjusted total assets;

-	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

-	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

The leverage capital requirement consists of a minimum ratio of total capital to total assets of 4%, with an expressed expectation that banking organizations generally should operate above such minimum level. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of shareholders’ equity). The Tier 1 leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated companies, with minimum requirements of 4% to 5% for all others.

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

Source of Strength for Subsidiaries. Bank holding companies are required to serve as a source of financial strength for their depository institution subsidiaries, and, if their depository institution subsidiaries become undercapitalized, bank holding companies may be required to guarantee the subsidiaries’ compliance with capital restoration plans filed with their bank regulators, subject to certain limits.

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, Bancshares’ ability to pay cash dividends depends upon the cash dividends it receives from the Bank. At present, Bancshares’ only source of income is dividends paid by the Bank and interest earned on any investment securities it holds. Bancshares must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from Bancshares only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank to us will likely be limited to amounts needed to pay any separate expenses of Bancshares, to pay our regular quarterly dividend to shareholders and to make required payments on our debt obligations, including our outstanding debentures underlying trust preferred securities.

The FDIC Improvement Act requires the federal bank regulatory agencies biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities and, since adoption of the Riegle Community Development and Regulatory Improvement Act of 1994, to do so taking into account the size and activities of depository institutions and the avoidance of undue reporting burdens. In 1995, the agencies adopted regulations requiring as part of the assessment of an institution’s capital adequacy the consideration of (a) identified concentrations of credit risks, (b) the exposure of the institution to a decline in the value of its capital due to changes in interest rates and (c) the application of revised conversion factors and netting rules on the institution’s potential future exposure from derivative transactions.

In addition, the agencies in September 1996 adopted amendments to their respective risk-based capital standards to require banks and bank holding companies having significant exposure to market risk arising from, among other things, trading of debt instruments, (1) to measure that risk using an internal value-at-risk model conforming to the parameters established in the agencies’ standards and (2) to maintain a commensurate amount of additional capital to reflect such risk. The new rules were adopted effective January 1, 1997, with compliance mandatory from and after January 1, 1998.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would not be applicable to Bancshares because it currently only maintains one subsidiary depository institution.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, Bancshares, any subsidiary of Bancshares and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would also apply to guarantees of capital plans under the FDIC Improvement Act.

Interstate Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle Act”), the Federal Reserve Board may approve bank holding company acquisitions of banks in other states, subject to certain aging and deposit concentration limits. As of June 1, 1997, banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.

North Carolina “opted-in” to the provisions of the Riegle Act. Since July 1, 1995, an out-of-state bank that did not already maintain a branch in North Carolina was permitted to establish and maintain a de novo branch in North Carolina, or acquire a branch in North Carolina, if the laws of the home state of the out-of-state bank permit North Carolina banks to engage in the same activities in that state under substantially the same terms as permitted by North Carolina. Also, North Carolina banks may merge with out-of-state banks, and an out-of-state bank resulting from such an interstate merger transaction may maintain and operate the branches in North Carolina of a merged North Carolina bank, if the laws of the home state of the out-of-state bank involved in the interstate merger transaction permit interstate merger.

Future Legislation

We cannot predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of the registrant’s common stock.

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

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts may have a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

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

The banking business in North Carolina in general is extremely competitive. Most of our competitors are larger and have greater resources than we do and have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

– other commercial banks	– securities brokerage firms

– savings banks	– mortgage brokers

– thrifts	– insurance companies

– credit unions	– mutual funds

– consumer finance companies	– trust companies

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

The trading volume in our common stock on the Nasdaq Global Market has been comparable to other similarly sized bank holding companies since trading on the Global Market began in July 2001. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

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

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth. Because of our relatively small size and short operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the North Carolina Office of the Commissioner of Banks, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, the interests of existing shareholders would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The holder of our junior subordinated debenture has rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and the accompanying sale of a $13.5 million junior subordinated debenture to such trusts. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, however, in the event of such a deferral, no dividends may be paid on our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2 – PROPERTIES

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

In 1999 American Community entered into a Commercial Lease Agreement with TyPar Realty, Inc. for the lease of a portion of a two-story building constructed by L. C. Tyson Construction, Inc. This building serves as the main office of American Community. TyPar Realty, Inc. and L. C. Tyson Construction, Inc. are related interests of Carlton Tyson, a former director of Bancshares. The lease was for thirty years commencing in 1999 with increases every five years plus our share of common area expenses. American Community has a right of first refusal to lease the remainder of the building as it becomes available and to purchase the building should it be offered for sale. This lease was entered into at arms-length and at then current market rates. The lease was reviewed by an independent third party real estate appraiser for assurance that the terms of the lease are not more favorable than would be engaged with any other party. Additionally, after a sealed bid process, L. C. Tyson Construction, Inc. was awarded as low bidder, the construction contract for American Community’s permanent buildings in Marshville and Mountain Island. American Community believes the terms of that contract are fair to the bank.

American Community sold and leased back the Marshville branch in 2001 to Carroll Edwards in an arms-length transaction at then current market rates. In 2002 Mr. Edwards was elected to the board of directors of American Community and retired from the board in 2006.

In 2003, American Community entered into a commercial lease agreement with Zebulon Morris, Jr, a director of American Community, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates. Mr. Morris also retired from the board in 2006.

Employees

As of December 31, 2006, we had full-time 105 employees and 10 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 3 – LEGAL PROCEEDINGS

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Community Bancshares’ common stock is listed on the Nasdaq Global Market under the symbol “ACBA”. It began trading on this market on July 17, 2000. In addition, warrants to buy shares of American Community Bancshares’ included as a part of the units sold in April 2002 were also traded on the Nasdaq Global Market under the symbol “ACBAW”. The warrants entitled the holder to purchase one share of common stock at $10.50 per share and expired on April 30, 2005. At expiration of the warrants, 999,012 common shares were issued and total capital received was $10,489,626. There were 7,003,068 shares of our common stock outstanding at March 22, 2007 owned by approximately 2,500 shareholders. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock and are adjusted to reflect our three-for-two stock split effective in the form of a 50% stock dividend in February 2006. In 2005 and 2006, the Company paid quarterly dividends in the amount of $0.05 per share.

		Sale Price
	Dividends Paid	Common Stock		Warrants
		High	Low	High	Low
2006
First Quarter	$0.05	$13.73	$12.14	$—	$—
Second Quarter	0.05	13.49	12.04	—
Third Quarter	0.05	12.23	11.18	—	—
Fourth Quarter	0.05	11.71	11.00	—	—

2005
First Quarter	$0.05	$9.53	$9.46	$4.50	$2.33
Second Quarter	0.05	11.53	11.33	2.67	2.33
Third Quarter	0.05	11.47	11.44	—	—
Fourth Quarter	0.05	12.51	12.07	—	—

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Performance Graph

The following graph compares (i) the yearly change in the cumulative total stockholder return on the Company’s common stock with (ii) the cumulative return of the Nasdaq Composite, and (iii) the Nasdaq Bank Stock Index. The graph assumes that the value of an investment in the Company’s common stock and in each index was $100 on December 31, 2000, and that all dividends were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

American Community Bancshares, Inc.

ITEM 6 – SELECTED FINANCIAL DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total interest income	$32,334	$25,584	$18,217	$13,055	$11,463
Total interest expense	13,521	9,180	6,220	5,169	5,294

Net interest income	18,813	16,404	11,997	7,886	6,169
Provision for loan losses	2,612	809	574	784	915

Net interest income after provision for loan losses	16,201	15,595	11,423	7,102	5,254
Non-interest income	3,353	3,294	3,337	2,645	2,030
Non-interest expenses	12,838	11,742	10,400	7,552	6,067

Income before income taxes (benefit)	6,716	7,147	4,360	2,195	1,217
Provision for income taxes (benefit)	2,440	2,639	1,617	807	(83)

Net income	$4,276	$4,508	$2,743	$1,388	$1,300

Per Share Data: (1)
Earnings per share—basic	$0.62	$0.71	$0.56	$0.33	$0.34
Earnings per share—diluted	0.60	0.66	0.50	0.32	0.34
Cash dividends per share	0.20	0.13	0.07	0.05	—
Market Price
High	13.73	12.51	11.21	8.73	6.00
Low	11.00	9.46	7.58	5.42	5.10
Close	11.04	12.43	10.90	8.30	5.30
Book value	7.83	7.43	7.06	5.71	5.45
Tangible book value	6.35	5.89	5.04	5.71	5.45
Weighted average shares outstanding
Basis	6,913,534	6,364,336	4,912,256	4,236,564	3,854,078
Diluted	7,171,413	6,819,523	5,513,361	4,315,951	3,861,653

Selected Year-End Balance Sheet Data:
Loans	$370,431	$332,708	$307,988	$204,533	$165,366
Allowance for loan losses	5,628	4,331	3,488	2,529	2,375
Intangible assets	10,403	10,510	10,617	—	—
Total assets	494,658	436,671	399,458	281,253	215,105
Deposits	401,137	345,401	306,665	208,163	174,315
Borrowings	37,085	38,464	54,169	48,319	16,781
Shareholders’ equity	55,068	50,886	36,972	24,189	23,076

Selected Average Balances:
Total assets	$468,908	$420,941	$366,668	$246,042	$200,457
Loans	351,401	317,986	275,011	182,108	146,530
Total interest-earning assets	428,679	385,919	337,292	230,747	189,228
Interest-bearing deposits	314,932	278,473	239,294	168,307	144,790
Total interest-bearing liabilities	355,362	320,230	292,402	196,469	158,694
Shareholders’ equity	52,924	45,937	32,275	23,501	19,850

(1)	All share and per share amounts reflect the effects of the 10 % stock dividend paid by the Company during 2001 and the 50% stock dividend paid in 2006.

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Performance Ratios:
Return on average assets	0.91%	1.07%	0.74%	0.56%	0.65%
Return on average equity	8.08%	9.81%	8.50%	5.91%	6.55%
Net interest margin	4.39%	4.25%	3.56%	3.42%	3.26%
Noninterest expense to average assets	2.74%	2.79%	2.84%	3.07%	3.03%
Efficiency ratio	57.71%	59.61%	67.82%	71.71%	74.00%

Asset Quality Ratios:
Nonperforming loans to total loans	0.49%	0.29%	0.29%	0.16%	0.35%
Allowance for loan losses to period-end loans	1.52%	1.30%	1.13%	1.24%	1.44%
Allowance for loan losses to nonperforming loans	311%	455%	396%	766%	409%
Nonperforming assets to total assets	0.41%	0.33%	0.30%	0.17%	0.48%
Net loan charge-offs (recoveries) to average loans	0.37%	(0.01%)	0.11%	0.35%	0.19%

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes combined in Item 8 of this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. The following discussion is intended to assist in understanding the financial condition and results of operations of Bancshares. Because American Community Bancshares, Inc. has no material operations and conducts no business on its own other than owning its subsidiary, American Community Bank (“American Community”), the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of American Community. However, for ease of reading and because the financial statements are presented on a consolidated basis, American Community Bancshares and American Community Bank are collectively referred to herein as American Community Bancshares or Bancshares unless otherwise noted.

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

American Community was opened for business as a North Carolina-chartered commercial bank on November 16, 1998 and completed its first full fiscal year on December 31, 1999. American Community operates out of its main office at 2593 West Roosevelt Boulevard, Monroe, North Carolina. It also operates twelve other full service branches in Union and Mecklenburg Counties of North Carolina and Cherokee and York Counties of South Carolina.

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

Comparison of Financial Condition at December 31, 2006 and 2005

Total assets at December 31, 2006 increased by $58.0 million or 13.3% to $494.7 million compared to $436.7 million at December 31, 2005. Bancshares had earning assets of $454.8 million at year-end December 31, 2006 consisting of $370.4 million in gross loans, $67.1 million in investment securities and non-marketable equity securities, and $17.3 million in interest-bearing deposits with banks. Total deposits as of December 31, 2006 increased by $55.7 million or 16.1% to $401.1 million compared to $345.4 million at December 31, 2005. Total borrowings as of December 31, 2006 decreased by $1.4 million or 3.6% from $38.5 million to $37.1 million. Stockholders’ equity was $55.1 million at December 31, 2006 compared to $50.9 million at December 31, 2005 for an increase of $4.2 million or 8.2%.

Gross loans grew by $37.7 million or 11.3% from $332.7 million as of December 31, 2005 to $370.4 million at year-end 2006. The composition of the loan portfolio, by category, as of December 31, 2006 is as follows: 7% 1-4 family mortgage loans, 19% commercial mortgage real estate loans, 21% construction/development real estate loans, 7% home equity lines of credit, 34% commercial loans, 10% consumer and other loans to individuals and 2%

leases. The real estate category grew $16.8 million from $157.7 million to $174.5 million. Within the real estate category, 1-4 family loans decreased $2.0 million from $28.9 million to $26.9 million, commercial mortgage real estate loans decreased $14.1 million from $84.7 million to $70.6 million while construction/development loans increased $33.0 million from $44.0 million to $77.0 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. Net increases in other loan categories included, $29.4 million in commercial and industrial loans, and $841,000 in consumer and other loans and net decreases of $3.3 million in home equity lines of credit and $5.9 million in leases. The composition of the loan portfolio at December 31, 2005, by category, was 9% 1-4 family mortgage loans, 26% commercial mortgage real estate loans, 13% construction/development real estate loans, 8% home equity lines of credit, 29% commercial loans, 11% consumer and other loans to individuals and 4% leases.

Bancshares recorded a $2.6 million provision for loan losses for the year ended December 31, 2006, representing an increase of $1.8 million from the $809,000 provision for the year ended December 31, 2005. Bancshares also experienced net charge-offs of $1.3 million in 2006 compared to a net recovery in 2005 of $34,000. The percentage of net loan charge-offs (recoveries) to average loans outstanding was 0.37% for the year ended December 31, 2006 as compared with (.01%) for the year ended December 31, 2005. Non-performing loans and leases totaled $1.8 million or .49% of total loans at December 31, 2006, up from $951,000 or .29% of total loans at December 31, 2005. The composition of non-performing loans and leases at December 31, 2006 by category was 17% real estate, 11% commercial loans, 1% home equity lines of credit, 2% consumer and other loans to individuals and 69% leases. This compares to 19% real estate, 24% commercial loans, and 6% consumer and other loans to individuals and 51% leases at December 31, 2005. All non-performing loans and leases have been reviewed for collectibility and any specific reserves necessary have been recorded. The allowance for loan losses at December 31, 2006 of $5.6 million represents 1.52% of total loans and 311% of non-performing loans. The allowance for loan losses at December 31, 2005 of $4.3 million represented 1.30% of total loans and 455% of non-performing loans. The increase in both the provision for loan losses and the increase in the allowance for loan losses in 2006 is primarily attributable to the increase in non-performing leases. Management believes that the allowance for loan losses as of December 31, 2006 is adequate to absorb losses inherent in the loan portfolio.

Bancshares had total investment securities of $65.2 million at December 31, 2006 of which $63.0 million are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value, and $2.2 million are intended to be held to maturity. The investment securities portfolio increased by $885,000 from the $64.3 million balance at December 31, 2005. Additions to the investment portfolio included $13.3 million in new securities purchases, largely funded from $12.7 million in proceeds from investment maturities, calls, sales and principal re-payments. In 2003, the Company borrowed $15.0 million in repurchase agreements with six month maturities and invested the proceeds in 10 year mortgage backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. Due to rising short-term interest rates during the year, the interest rate spread on the securities purchased and the repurchase agreement used to fund the transaction narrowed. The $15.0 million in repurchase agreements were paid off during 2005 with proceeds from the exercise of the Company’s warrants which expired in April of 2005.

Interest-earning deposits with banks increased by $12.8 million The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets increased by $8.0 million from $37.5 million at December 31, 2005 to $45.5 million at December 31, 2006. The increase is primarily attributable to an increase of $737,000 in other assets and a $7.5 million increase in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also increased $506,000 to $2.9 million at December 31, 2006 as a result of the increase in earning assets and also the increase in interest rates during the year. Bank premises and equipment was $9.1 million at December 31, 2006 a decrease of $555,000 from December 31, 2005 primarily due to depreciation of assets. Foreclosed real estate and repossessed assets were $195,000 and $6,000, respectively, at December 31, 2006 a decrease of $278,000 from the foreclosed real estate and repossessed asset balance of $479,000 at December 31, 2005. This decrease is primarily due to the sale of two 1-4 family foreclosed properties in 2006 and the sale of 19 repossessed vehicles, offset by the addition of four properties in 2006.

Total deposits increased $55.7 million or 16.1% from $345.4 million on December 31, 2005 to $401.1 million on December 31, 2006. The composition of the deposit base, by category, at December 31, 2006 is as follows: 15% non-interest bearing demand deposits, 4% savings deposits, 25% money market and interest bearing demand deposits and 56% time deposits. All deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: non-interest bearing demand deposits, $3.7 million or 6%; savings deposits, $3.6 million or 31%, money market and interest bearing demand deposits, $24.6 million or 33%, and time deposits, $23.8 million or 12%. Time deposits of $100,000 or more totaled $121.9 million, or 54% of time deposits at December 31, 2006. The composition of deposits at December 31, 2005 was 17% non-interest bearing demand deposits, 3% savings deposits, 21% money market and interest bearing demand deposits and 59% time deposits. Time deposits of $100,000 or more at December 31, 2005 were $114.1 million or 56% of time deposits.

At December 31, 2006, $6.0 million of advances were outstanding with maturity dates ranging from July 2012 through February 2013. The balance of FHLB advances at December 31, 2005 was $11.1 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property, Federal Home Loan Bank stock, and $1.0 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2006 was $1.7 million. Bancshares also maintained outstanding 9.0% junior subordinated debentures in the amount of $3,608,260. The entire $3.6 million was eligible for inclusion as Tier I capital for American Community Bancshares, Inc. in 2006. In 2003, Bancshares issued additional junior subordinated debentures in the amount of $10,310,000 million of which $6.8 million was eligible for inclusion as Tier 1 capital for American Community Bancshares, Inc. in 2006. The debentures have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on 90 day LIBOR plus 280 basis points. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2006 was $15.5 million. In 2003, the Company borrowed $15.0 million under repurchase agreements with six month maturities and invested the proceeds in 10 year mortgaged backed securities to take advantage of increased spreads between short-term and long-term rates and provide protection against falling short-term interest rates. The $15.0 million in repurchase agreements were paid off in 2005.

Other liabilities decreased by $551,000 to $1.4 million at December 31, 2006 from $1.9 million at December 31, 2005. The decrease was primarily due to the decrease in accrued income taxes for the year.

Bancshares began 2006 with total stockholders’ equity of $50.9 million. Total equity increased to $55.1 million at December 31, 2006. This $4.2 million increase was due to comprehensive income for 2006 of $4.4 million, which was offset by the $1.4 million payment of cash dividends of $.20 per share in 2006. In addition, 178,541 options to buy stock were exercised in 2006 resulting in $911,000 in net proceeds.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2006, 2005 and 2004, average interest-earning assets were $428.7 million, $385.9 million, and $337.3 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 4.39%, 4.25%, and 3.56%, respectively.

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

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$351,401	$28,800	8.20%	$317,986	$23,062	7.25%	$275,011	$16,387	5.96%
Investments	66,446	2,990	4.50%	56,973	2,229	3.91%	53,499	1,740	3.25%
Interest-earning deposits	10,832	544	5.02%	10,960	293	2.67%	8,782	89	1.01%

Total interest-earning assets	428,679	32,334	7.54%	385,919	25,584	6.63%	337,292	18,216	5.40%

Other assets	40,229			35,022			29,376

Total assets	$468,908			$420,941			$366,668

Interest-bearing liabilities:
Deposits:
Savings	$11,612	40.34%		$11,845	28.24%		$11,071	26.23%
Money Market and NOW	80,180	1,597	1.99%	70,425	1,021	1.45%	66,477	378.57%
Time	223,140	9,620	4.31%	196,203	6,241	3.18%	161,746	4,058	2.51%
Borrowings (1)	40,430	2,264	5.60%	41,757	1,890	4.53%	53,108	1,758	3.31%

Total interest-bearing liabilities	355,362	13,521	3.80%	320,230	9,180	2.87%	292,402	6,220	2.13%

Non-interest-bearing deposits	58,705			53,753			39,861
Other liabilities	1,917			1,021			2,130
Stockholders’ equity	52,924			45,937			32,275

Total liabilities and stockholders’ equity	$468,908			$420,941			$366,668

Net interest income and interest rate spread		$18,813	3.74%		$16,404	3.76%		$11,996	3.27%

Net yield on average interest-earning assets			4.39%			4.25%			3.56%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.63%			120.51%			115.35%

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

	December 31, 2006 vs. 2005			December 31, 2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans	$2,581	$3,157	$5,738	$2,839	$3,836	$6,675
Investment securities	359	402	761	124	365	489
Interest-earning deposits with banks	(5)	256	251	40	164	204

Total interest income	2,935	3,815	6,750	3,003	4,365	7,368

Interest expense:
Deposits	1,176	2,791	3,967	1,022	1,806	2,828
Borrowings	(67)	441	374	(445)	577	132

Total interest expense	1,109	3,232	4,341	577	2,383	2,960

Net interest income	$1,826	$583	$2,409	$2,426	$1,982	$4,408

Comparison of Results of Operations for the Years Ended December 31, 2006 and 2005

Net Income. Bancshares generated net income in 2006 of $4.3 million compared to net income in 2005 of $4.5 million. On a per share basis, fully diluted earnings were $.60 for 2006 compared to $.66 for 2005. Return on average assets was .91% and 1.07% and return on average equity was 8.08% and 9.81% for the years ended December 31, 2006 and 2005, respectively.

Earnings for the year ended December 31, 2006 were positively impacted by strong growth in average earning assets and by increases in net interest income. The impact of the growth in average earning assets was further enhanced by the increase in the yield on interest-earning assets, which increased to 7.54% in 2006 from 6.63% in 2005. Earnings were negatively impacted by a $1.8 million increase in the provision for loan losses. This increase in the provision was primarily a result of losses incurred within the leasing portfolio.

Net Interest Income. Net interest income increased $2.4 million from $16.4 million in 2005 to $18.8 million in 2006. Total interest income benefited from strong growth in average earning assets combined with an increase in net interest margin from 4.25% in 2005 to 4.39% in 2006.

Total average earning assets increased $42.8 million or 10.8% from an average of $385.9 million in 2005 to an average of $428.7 million in 2006. Bancshares experienced solid loan growth during 2006 with average loan balances increasing by $33.4 million. The increase in the average balances for investment securities and interest-earning deposits was $9.3 million. Total interest income increased $6.8 million due to an increase in average earning assets of $42.8 million, complemented by an increase in yield on earning assets from 6.63% in 2005 to 7.54% in 2006. Average total interest-bearing liabilities increased by $35.1 million during 2006, consisting of a $36.5 million increase in average interest-bearing deposits while average borrowings decreased $1.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2006 was 4.39% compared to 4.25% for 2005. The increase in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. During 2006, the Federal Reserve Open Market Committee increased short-term interest rates four times for a total of 100 basis points. When an interest rate increase occurs, yields on certain assets are increased immediately while the impact on deposits and borrowings is delayed until such time as these instruments mature and are replaced with instruments that reflect the interest rate increase. The average yield on earning assets for 2006 was 7.54% or 91 basis points higher than the 6.63% for 2005. The 2006 average cost of interest-bearing liabilities was 3.80% or 93 basis points higher than the 2.87% for 2005. As a result, the interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased to 3.74% in 2006 from 3.76% in 2005.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2006 was $2.6 million, representing a $1.8 million or 14.7% increase from the $809,000 recorded for 2005. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The allowance for loan losses was $5.6 million at December 31, 2006, representing 1.52% of total outstanding loans and 311% of non-performing loans. The allowance for loan losses at December 31, 2005 was $4.3 million, representing 1.30% of total outstanding loans at that date and 455% of non-performing loans. The increase in provision for 2006 was primarily related to an increase in net charge-offs in the leasing portfolio during the year. Net lease charge-offs totaled $1.2 million in 2006 as compared to $24,000 in 2005. In addition, non-accrual loans and leases increased $858,000 from $951,000 at December 31, 2005 to $1.8 million at December 31, 2006. Management has provided individual reserves for these leases and is aggressively pursuing collection and liquidating any underlying collateral as necessary.

Non-interest Income. Non-interest income increased by $59,000 or 1.8% to $3.4 million for the year ended December 31, 2006. The largest components of non-interest income were service charges on deposit accounts of $2.4 million in 2006, an increase of $88,000 from 2005, fees from mortgage banking operations of $352,000 in 2006 as compared to $385,000 in 2005, a $33,000 or 8.6% decrease, and fees from accounts receivable financing of $102,000 in 2006 as compared to $110,000 in 2005, a 7.3% decrease. Fees from mortgage banking operations decreased as long-term rates increased in 2006.

Non-interest Expenses. Total non-interest expense increased $1.1 million from $11.7 million in 2005 to $12.8 million in 2006. This 9.3% increase was primarily due to increases in compensation associated with the addition of two branches in 2005 in operation for all of 2006 and other growth and increases in occupancy and equipment expenses related to branch growth. Salaries and benefits expense was $6.5 million for the year ended December 31, 2006, representing a $735,000 or 12.8% increase over the $5.7 million recorded for the prior year. Occupancy and equipment costs were $2.3 million for the year ended December 31, 2006 representing a $111,000 or 5.2% increase over the $2.2 million for the prior year. Other expenses increased $250,000 or 6.5% from 2005 primarily due to increases in office expenses, advertising and promotion, and professional fees related to the new branches in operation for all of 2006.

Provision for Income Taxes. Bancshares had tax expense of $2.4 million, or 36.3% of income before income taxes, for the year ended December 31, 2006 compared to an income tax expense of $2.6 million in 2005 or 36.9% of income before income taxes.

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

As of December 31, 2006, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $100.3 million, which represents 20% of total assets and 23% of total deposits and borrowings. Supplementing this liquidity, Bancshares has lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $6.0 million outstanding from the FHLB at December 31, 2006). At December 31, 2006, outstanding commitments to extend credit were $4.5 million and available line of credit balances totaled $70.1 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 56.3% of Bancshares’ total deposits at December 31, 2006 a slight decrease from 58.5% at December 31, 2005. Bancshares’ growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 30.4% of Bancshares’ total deposits at December 31, 2006. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2006, Bancshares maintained capital levels exceeding the minimum levels for adequately capitalized bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2006, we exceeded our regulatory capital requirements.

	At December 31, 2006
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	11.74%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.49%	4.00%	5.00%
Leverage ratio	9.04%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	16.18%	8.00%	NA
Tier 1 risk-based capital ratio	14.93%	4.00%	NA
Leverage ratio	12.88%	4.00%	NA

The Board of Governors of the Federal Reserve released a final rule confirming that trust preferred securities, such as those issued by American Community Capital Trust I and American Community Capital Trust II, Ltd., will continue to be included in Tier 1 capital up to applicable quantitative limits until notice is given to the contrary. Accordingly, the ratios contained in the table above reflect the inclusion of our outstanding trust preferred securities. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated capital ratios. However, we believe that the Bank would still exceed the regulatory required minimums for capital adequacy purposes.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of Bancshares’ assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2006
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans receivable:
Real estate mortgage loans	$96,425	$2,330	$6,707	$69,024	$174,486
Home equity lines of credit	24,388	—	—	—	24,388
Commercial and industrial loans	78,329	3,830	5,514	38,930	126,603
Loans to individuals	15,645	3,270	2,976	14,891	36,782
Lease financing, net	2,413	1,006	735	4,162	8,316
Interest earning deposits with banks	17,295	—	—	—	17,295
Investment securities	2,003	2,482	6,536	54,171	65,192
Non-marketable equity securities	—	—	—	1,879	1,879

Total interest-earning assets	$236,498	$12,918	$22,468	$183,057	$454,941

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$31,789	$794	$1,589	$79,272	$113,444
Time	51,049	70,264	73,067	31,578	225,958
Borrowings (1)	15,473	—	—	7,694	23,167
Junior subordinated debentures	13,918	—	—	—	13,918

Total interest-bearing liabilities	$112,229	$71,058	$74,656	$118,544	$376,487

INTEREST SENSITIVITY GAP PER PERIOD	$124,269	$(58,140)	$(52,188)	$64,513	$78,454

CUMULATIVE INTEREST SENSITIVITY GAP	$124,269	$66,129	$13,941	$78,454	$78,454

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	27.32%	14.54%	3.06%	17.24%	17.24%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	210.73%	136.08%	105.40%	120.84%	120.84%

(1)	Includes advances from the Federal Home Loan Bank, securities sold under agreement to repurchase, federal funds purchased and capital lease obligations.

In order to assist in achieving a desired level of interest rate sensitivity, the Company has entered into off-balance sheet contracts that are considered derivative financial instruments. As of December 31, 2006, the Company had cash flow hedges with a notional amount of $45.0 million. These derivative instruments consist of two interest rate floor contracts that are used to hedge future cash flows of the first $45.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009. If the prime rate falls below 7.25% during the term of the contract on the first floor, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact. If the prime rate falls below 7.75% during the term of the contract on the second floor, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. No payments were received in 2006 on either contract.

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

Goodwill and Other Intangible Assets

Goodwill arose from the 2004 purchase of First National Bank of the Carolinas. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. As of December 31, 2006 goodwill was not impaired. The Company reviews other identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Contractual Obligations

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2006.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Borrowings	$—	$—	$—	$6,000	$6,000
Securities sold under agreement to repurchase and federal funds sold	15,473	—	—	—	15,473
Capital lease obligation	9	20	46	1,619	1,694
Junior subordinated deferrable interest debentures	—	—	—	13,918	13,918
Operating leases	785	1,549	849	2,368	5,551
Other contractual obligations	525	386	408	433	1,752

Total contractual cash obligations, excluding deposits	16,792	1,955	1,303	24,338	44,388
Deposits	369,559	26,480	5,098	—	401,137

Total contractual cash obligations, including deposits	$386,351	$28,435	$6,401	$24,338	$445,525

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	Amount of Commitment Expiration Per Period
	(Dollars in thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Capital South Partnership commitment	$125	$—	$—	$—	$125
Standby letters of credit	2,247	—	—	—	2,247
Commitments to extend credit	4,474	—	—	—	4,474
Undisbursed lines of credit	34,139	5,770	3,627	26,594	70,130
Undisbursed portion of construction loans	26,564	—	—	—	26,564

Total off-balance sheet commitments	$67,549	$5,770	$3,627	$26,594	$103,540

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

Related Party Transactions

Bancshares’ related party transactions have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2006, Bancshares had loans outstanding to executive officers and directors totaling approximately $2.6 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $2.6 million in outstanding related party loans represents 0.7% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

Recent Accounting Pronouncements

SFAS 156

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB’”) issued SFAS No. 156, “Accounting or Servicing of Financial Assets”(“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (I) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met The Company adopted SFAS No. 156 in the first quarter of 2007 and does not expect the adoption of SFAS No. 156 to have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

FIN 48

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 will not have a material impact on the consolidated financial statements.

FAS 157

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. I57”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by regiments when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB 108 does not have a material impact on the consolidated financial statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2006.

	2007	2008	2009	2010	2011	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS

Investment securities
Available for sale	$659	$3,103	$4,000	$7,214	$507	$48,436	$63,919	4.60%	$63,018
Held to maturity	—	—	—	—	—	2,174	2,174	3.98%	2,192
Non-marketable equity	—	—	—	—	—	1,879	1,879	—	1,879
Loans	145,008	52,776	51,086	38,496	45,444	37,765	370,575	8.13%	364,082

Total	$145,667	$55,879	$55,086	$45,710	$45,951	$90,254	$438,547		$431,171

FINANCIAL LIABILITIES

Interest-bearing demand accounts	$53,072	$2,119	$2,119	$2,119	$2,119	$51,896	$113,444	2.33%	$94,243
Time deposits	194,380	18,202	8,278	4,391	707	—	225,958	4.81%	223,304
Borrowings	19,090	10	10	22	24	17,929	37,085	3.98%	36,868

Total	$266,542	$20,331	$10,407	$6,532	$2,850	$69,825	$376,487		$354,415

(THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Community Bancshares, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Community Bancshares, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina

March 28, 2007

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands)
ASSETS

Cash and due from banks	$19,950	$12,495
Interest-earning deposits with banks	17,295	4,454
Investment securities available for sale, at fair value (cost of $63,920 and $63,325 at December 31, 2006 and 2005, respectively)	63,018	62,127
Investment securities held to maturity, at cost (fair value approximates $2,192 and $2,173 at December 31, 2006 and 2005, respectively)	2,174	2,180

Loans	370,431	332,708
Allowance for loan losses	(5,628)	(4,331)

NET LOANS	364,803	328,377
Accrued interest receivable	2,938	2,432
Bank premises and equipment	9,105	9,660
Foreclosed real estate	195	386
Non-marketable equity securities, at cost	1,879	1,996
Goodwill	9,838	9,838
Other assets	3,463	2,726

TOTAL ASSETS	$494,658	$436,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand—noninterest-bearing	$61,735	$58,054
Savings	15,111	11,510
Money market and NOW	98,333	73,699
Time	225,958	202,138

TOTAL DEPOSITS	401,137	345,401

Borrowings	6,000	11,111
Securities sold under agreement to repurchase and federal funds purchased	15,473	11,733
Capital lease obligation	1,694	1,703
Accrued expenses and other liabilities	1,368	1,919
Junior subordinated deferrable interest debentures	13,918	13,918

TOTAL LIABILITIES	439,590	385,785

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 25,000,000 shares authorized, 7,008,081 and 4,568,673 shares issued and outstanding at December 31, 2006 and 2005, respectively	7,008	4,569
Additional paid-in capital	37,637	38,882
Retained earnings	11,072	8,178
Accumulated other comprehensive loss	(649)	(743)

TOTAL STOCKHOLDERS’ EQUITY	55,068	50,886

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,658	$436,671

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$28,800	$23,062	$16,387
Investment securities:
Taxable	2,702	2,051	1,618
Tax-exempt	288	178	122
Interest-earning deposits with banks	544	293	89

TOTAL INTEREST INCOME	32,334	25,584	18,216

INTEREST EXPENSE
Money market, NOW and savings deposits	1,637	1,049	404
Time deposits	9,620	6,241	4,058
Borrowings	452	484	545
Securities sold under agreement to repurchase and federal funds purchased	523	301	292
Capital lease obligation	140	140	141
Junior subordinated debentures	1,149	965	780

TOTAL INTEREST EXPENSE	13,521	9,180	6,220

NET INTEREST INCOME	18,813	16,404	11,996
PROVISION FOR LOAN LOSSES	2,612	809	573

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,201	15,595	11,423

NON-INTEREST INCOME
Service charges on deposit accounts	2,393	2,305	2,306
Mortgage banking operations	352	385	365
Accounts receivable financing	102	110	85
Gain on sale of investment securities	60	10	106
Gain on sale of assets	79	68	27
Rental income	99	94	80
Other	268	322	368

TOTAL NON-INTEREST INCOME	3,353	3,294	3,337

NON-INTEREST EXPENSE
Salaries and employee benefits	6,474	5,739	4,860
Occupancy and equipment	2,261	2,150	1,755
Other	4,103	3,853	3,785

TOTAL NON-INTEREST EXPENSE	12,838	11,742	10,400

INCOME BEFORE INCOME TAXES	6,716	7,147	4,360
INCOME TAXES	2,440	2,639	1,617

NET INCOME	$4,276	$4,508	$2,743

NET INCOME PER COMMON SHARE
Basic	$.62	$.71	$.56

Diluted	$.60	$.66	$.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,913,534	6,364,336	4,912,256

Diluted	7,171,413	6,819,523	5,513,361

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
NET INCOME	$4,276	$4,508	$2,743

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains/(losses) on available-for-sale securities	350	(1,018)	(208)
Tax effect	(133)	385	79
Reclassification adjustment for gains realized in income	(60)	(10)	(106)
Tax effect	23	3	41

Net of tax amount	180	(640)	(194)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(139)	—	—
Tax effect	53	—	—
Reclassification adjustment for gains realized in income	—	—	—
Tax effect	—	—	—

Net of tax amount	(86)	—	—

Total other comprehensive income (loss)	94	(640)	(194)

Total comprehensive income	$4,370	$3,868	$2,549

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance, January 1, 2004	2,825,709	$2,826	$19,201	$2,071	$91	$24,189
Comprehensive income:
Net income	—	—	—	2,743	—	2,743
Other comprehensive loss, net of tax	—	—	—	—	(194)	(194)

Total comprehensive income						2,549

Cash dividends of $.10 per share	—	—	—	(283)	—	(283)
Purchase of FNB Bancshares, Inc.	617,343	617	9,572	—	—	10,189
Common stock issued pursuant to:
Exercise of stock options	34,997	35	175	—	—	210
Exercise of warrants	11,200	11	107	—	—	118

Balance, December 31, 2004	3,489,249	3,489	29,055	4,531	(103)	36,972
Comprehensive income:
Net income	—	—	—	4,508	—	4,508
Other comprehensive loss, net of tax	—	—	—	—	(640)	(640)

Total comprehensive income						3,868

Cash dividends of $.20 per share	—	—	—	(861)	—	(861)
Common stock issued pursuant to:
Exercise of stock options	91,612	92	443	—	—	535
Exercise of warrants	987,812	988	9,384	—	—	10,372

Balance, December 31, 2005	4,568,673	4,569	38,882	8,178	(743)	50,886
Comprehensive income:
Net income	—	—	—	4,276	—	4,276
Other comprehensive income, net of tax	—	—	—	—	94	94

Total comprehensive income						4,370

Stock split effected in the form of a 50% stock dividend	2,284,567	2,284	(2,284)	—	—	—
Cash dividends of $.20 per share	—	—	—	(1,382)	—	(1,382)
Shares repurchased	(23,700)	(24)	(239)	—	—	(263)
Expense recognized in connection with stock options	—	—	375	—	—	375
Common stock issued pursuant to:
Exercise of stock options	178,541	179	733	—	—	912
Tax benefit from the exercise of stock options	—	—	170	—	—	170

Balance, December 31, 2006	7,008,081	$7,008	$37,637	$11,072	$(649)	$55,068

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,276	$4,508	$2,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,072	1,219	1,202
Provision for loan losses	2,612	809	573
Deferred income taxes	(899)	559	37
Gain on sale of investment securities	(60)	(10)	(106)
Loss on sale of foreclosed real estate	144	116	7
(Gain) loss on disposal of fixed assets	7	—	(27)
Recognition of hedge ineffectiveness	(10)	—	—
Increase (decrease) in capital lease obligation	(9)	(8)	2
Equity compensation expense	375	—	—
Change in assets and liabilities:
Increase in accrued interest receivable	(506)	(735)	(320)
Decrease (increase) in other assets	(136)	(723)	633
Increase (decrease) in accrued expenses and other liabilities	(551)	268	35

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,315	6,003	4,779

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(13,299)	(25,574)	(22,300)
Purchases of securities held to maturity	—	—	(300)
Proceeds from sales of securities available for sale	3,909	2,801	10,837
Proceeds from maturities, calls and principal re-payments of securities available for sale	8,763	11,228	16,594
Net increase in loans from originations and repayments	(39,375)	(25,168)	(47,207)
Purchases of bank premises and equipment	(326)	(1,867)	(1,151)
Proceeds from sale of bank premises and equipment	6	—	149
Proceeds from sale of foreclosed real estate	384	365	89
Investment in non-marketable equity securities	(191)	(99)	(582)
Redemption of non-marketable equity securities	308	143	—
Net cash disbursed in business combination	—	—	(2,707)

NET CASH USED BY INVESTING ACTIVITIES	(39,821)	(38,171)	(46,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand deposits	31,916	17,092	24,313
Net increase in time deposits	23,820	21,644	12,922
Proceeds from issuance of common stock	912	10,907	328
Repurchase of common stock	(263)	—	—
Repayment of Federal Home Loan Bank advances	(5,111)	(1,667)	(2,667)
Excess tax benefits from stock options exercised	170	—	—
Cash dividends paid on common stock	(1,382)	(861)	(283)
Net increase (decrease) in securities sold under agreement to repurchase and federal funds purchased	3,740	(14,030)	4,876

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,802	33,085	39,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,296	917	(2,310)
CASH AND CASH EQUIVALENTS, BEGINNING	16,949	16,032	18,342

CASH AND CASH EQUIVALENTS, ENDING	$37,245	$16,949	$16,032

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchase of FNB Bancshares, Inc.
Loans, net of reserves	$—	$—	$(56,156)
Investment securities available for sale	—	—	(7,421)
Non-marketable equity securities	—	—	(416)
Bank premises and equipment	—	—	(3,071)
Deferred tax asset	—	—	(108)
Other assets acquired	—	—	(1,409)
Goodwill	—	—	(9,838)
Deposits	—	—	61,268
Securities sold under agreement to repurchase	—	—	1,220
Borrowings	—	—	2,000
Other liabilities assumed	—	—	1,035
Fair value of options exchanged	—	—	1,616
Issuance of stock	—	—	8,573

Net cash distributed in business combination	$—	$—	$(2,707)

Cash paid during the year for:
Interest	$13,725	$9,047	$6,046
Income taxes	3,992	1,572	1,169

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$337	$483	291
Change in unrealized gain on available-for-sale Securities and cash flow hedging activities, net of tax	(94)	(640)	(194)

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is accrued on the unpaid principal balance outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. When doubt exists as to collectability of a loan (typically 90 days delinquent or impaired), the loan is placed on non-accrual status. When a loan is placed on non-accrual status, interest accrued prior to the judgment of uncollectability is charged to income. Loans are returned to an accruing status only as payments are received and when collection of all principal and interest is no longer in doubt. Payments received on such non-accrual loans are applied first to outstanding loan amounts and next as a recovery of lost interest. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other expenses.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or, for those assets leased under capital leases, the lease term. Estimated useful lives are 35-40 years for buildings and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Repairs and maintenance costs are charged to operations as incurred, and additions and improvements to premises and equipment are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company’s acquisition of FNB Bancshares, Inc. generated goodwill of $9,838,173 and core deposit intangible assets of $854,329. The Company uses a non-amortization approach to account for purchased goodwill. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $565,079, net of amortization of $289,250, as of December 31, 2006. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 8 years. Amortization expense associated with the core deposit intangible asset was $106,800, $106,800, and $75,650 for the years ended December 31, 2006, 2005, and 2004, respectively. In accordance with the Company’s estimate of approximate lives of the acquired deposit relationships, an 8 year straight-line amortization schedule has been established for the core deposit intangible assets. Projected amortization expense for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $106,800 per year.

Under generally accepted accounting principles, the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually as of April 15th and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment tests as of April 15, 2006, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicated that goodwill has been impaired.

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

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004),”Share-Based Payment”, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company formally documents all hedging relationships, including an assessment that the derivative instruments are expected to be highly effective in offsetting the changes in fair values or cash flows of the hedged items.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and hedging activities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company’s components of accumulated other comprehensive income are unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on hedging activities.

At December 31, 2006, accumulated other comprehensive income consisted of net unrealized gains on securities available for sale of $180,000 and net unrealized losses on derivatives of $86,000. At December 31, 2005, accumulated other comprehensive loss consisted of net unrealized losses on securities available for sale of $640,000.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2006	2005	2004
Weighted average number of common shares used in computing basic net income per share	6,913,534	6,364,336	4,912,256
Effect of dilutive stock options and warrants	257,879	455,187	601,105

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,171,413	6,819,523	5,513,361

For the year ended December 31, 2006, there were 93,000 options that were anti-dilutive since the exercise price exceeded the average market price for the year. For the years ended December 31, 2005 and 2004, there were no options or warrants that were anti-dilutive for the year. Anti-dilutive options are omitted from the calculation of diluted earnings per share.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

SFAS 156

In the first quarter of 2006, the Financial Accounting Standards Board (“FASB’”) issued SFAS No. 156, “Accounting or Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 sets accounting requirements for separately recognizing a servicing asset or a servicing liability when a company undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose one of two methods when subsequently measuring its servicing assets and servicing liabilities: (I) the amortization method or (2) the fair value measurement method. The amortization method existed under Statement 140 and remains unchanged in (1) allowing entities to amortize their servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and (2) requiring the assessment of those servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The fair value measurement method allows entities to measure their servicing assets or servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period the change occurs. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights upon initial adoption, provided certain criteria are met The Company adopted SFAS No. 156 in the first quarter of 2007 and does not expect the adoption of SFAS No. 156 to have a material impact on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

FIN 48

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 will not have a material impact on the consolidated financial statements.

FAS 157

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No. I57”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by regiments when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 3 – INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2006 and 2005:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$20,201,650	$43,825	$116,431	$20,129,043
Mortgage-backed securities	37,047,130	10,303	835,828	36,221,606
State and municipal bonds	6,264,804	32,437	42,130	6,255,111

	63,513,584	86,565	994,389	62,605,760
Marketable equity securities	406,808	5,055	—	411,863

Total securities available for sale	$63,920,392	$91,620	$994,389	$63,017,623

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,174,255	$17,789	$174	$2,191,870

Total securities held to maturity	$2,174,255	$17,789	$174	$2,191,870

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U. S. Government agencies	$15,769,977	$21,373	$129,351	$15,661,999
Mortgage-backed securities	42,791,059	15,899	1,082,183	41,724,775
State and municipal bonds	4,357,064	17,361	44,081	4,330,344

	62,918,100	54,633	1,255,615	61,717,118
Marketable equity securities	406,808	3,340	—	410,148

Total securities available for sale	$63,324,908	$57,973	$1,255,615	$62,127,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal bonds	$2,180,222	$7,634	$14,595	$2,173,261

Total securities held to maturity	$2,180,222	$7,634	$14,595	$2,173,261

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 3 – INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities (excluding marketable equity securities) at December 31, 2006 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2006
	Amortized Cost	Fair Value
Due within one year	$659,379	$651,173
Due after one year through five years	14,824,489	14,718,878
Due after five years through ten years	15,035,349	14,845,091
Due after ten years	35,168,622	34,582,488

Total	$65,687,839	$64,797,630

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

For the year ended December 31, 2006, proceeds from sales of investment securities available for sale amounted to $3,908,955. Gross realized gains in 2006 from these sales amounted to $60,072. For the year December 31 2005 and 2004, proceeds from sales of investment securities available for sale amounted to $2,801,183 and $10,837,401 respectively. Gross realized gains in 2005 and 2004 from these sales amounted to $10,200 and $106,290, respectively.

Available for sale securities, consisting of US government agencies, mortgage-backed securities and state and municipal bonds, with carrying values of $6,253,410 and $4,832,475 at December 31, 2006 and 2005, respectively, were pledged to secure public monies on deposit as required by law. Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $17,272,040 and $10,474,560 were pledged to secure securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively.

The following tables show investment gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities available for sale:
U.S. government agencies	$5,919,809	$26,768	$9,015,999	$89,663	$14,935,808	$116,431
Mortgage-backed securities	3,321,711	3,472	30,906,519	832,356	34,228,230	835,828
State and municipal bonds	394,027	10,973	1,853,324	31,157	2,247,351	42,130

Held to maturity:
State and municipal bonds	238,661	174	—	—	238,661	174

Total temporarily impaired securities	$9,874,208	$41,387	$41,775,842	$953,176	$51,650,051	$994,563

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 3 – INVESTMENT SECURITIES (Continued)

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

NOTE 4 – NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

The aggregate cost of the Company’s cost method investments totaled $1,879,074 at December 31, 2006. Investments with an aggregate cost of $652,738 were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $1,226,336 of investments, securities in the Federal Home Loan Bank and The Bankers Bank amounted to $1,142,100 and $84,236, respectively, at December 31, 2006. Because of the redemption provisions of issuers, the Company estimated that the fair value equaled or exceeded the cost of these investments and the investments were not impaired.

NOTE 5 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2006 and 2005:

	2006		2005
	Amount	Percent	Amount	Percent
Real estate mortgage loans:
1-4 family	$26,896,668	7.26%	$28,933,026	8.70%
Commercial mortgage	70,584,938	19.05%	84,693,502	25.45%
Construction/development	77,004,824	20.78%	44,036,858	13.24%
Home equity lines of credit	24,387,694	6.58%	27,732,430	8.33%
Commercial and industrial loans	126,602,767	34.16%	97,196,672	29.21%
Loans to individuals	36,782,098	9.93%	35,941,401	10.80%
Lease financing, net	8,316,062	2.24%	14,193,124	4.27%

Subtotal	370,575,051	100.00%	332,727,013	100.00%

Allowance for loan losses	(5,628,170)		(4,331,154)
Net unamortized deferred costs	(144,127)		(19,368)

Total	$364,802,754		$328,376,491

Loans are primarily made in Union and Mecklenburg Counties of North Carolina and Cherokee and York Counties of South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

At December 31, 2006 and 2005, respectively, there were $291,362 and $1,402,001 of loans past due 90 days or more which were still accruing interest. Impaired loans which aggregated $1,914,839 and $528,828 and had related allowances for loan losses of $1,134,875 and $296,095 at December 31, 2006 and 2005, respectively, consisted primarily of non-accrual loans and leases. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $1,425,121 and $475,932, respectively. Non-accrual loans did not materially affect interest income for the years ended December 31, 2006, 2005 and 2004.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 5 – LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans to directors and officers as a group at January 1, 2006	$9,974,764
Disbursements during the year ended December 31, 2006	841,055
Amounts collected during the year ended December 31, 2006	(8,215,534)

Loans to directors and officers as a group at December 31, 2006	$2,600,285

At December 31, 2006, the Company had pre-approved but unused lines of credit totaling $906,912 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2006	2005	2004
Balance at beginning of year	$4,331,154	$3,487,548	$2,528,825

Provision charged to operations	2,612,232	809,248	573,502

Charge-offs	1,349,709	80,848	339,980
Recoveries	(34,493)	(115,206)	(40,124)

Net charge-offs (recoveries)	1,315,216	(34,358)	299,856

Allowance acquired from First National merger	—	—	685,077

Balance at end of year	$5,628,170	$4,331,154	$3,487,548

NOTE 6 – BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2006 and 2005:

	2006	2005
Land	$1,667,740	$1,667,740
Buildings and leasehold improvements	7,129,483	7,129,445
Furniture and equipment	3,894,801	4,029,610

	12,692,024	12,826,795
Accumulated depreciation and amortization	(3,586,579)	(3,166,898)

Total	$9,105,445	$9,659,897

Depreciation and amortization expense amounting to $867,768, $873,658 and $769,584 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in occupancy and equipment expense.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 7 – DEPOSITS

Time deposits in denominations of $100,000 or more were $121,900,815 and $114,102,020 at December 31, 2006 and 2005, respectively. Brokered deposits totaled $8,628,000 and $19,418,560 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

	Less than $100,000	$100,000 or more	Total
2007	$90,683,043	$103,696,678	$194,379,721
2008	9,325,342	8,877,001	18,202,343
2009	2,349,755	5,928,135	8,277,890
2010	1,296,586	3,094,153	4,390,739
2011	402,503	304,848	707,351
Thereafter	—	—	—

Total	$104,057,229	$121,900,815	$225,958,044

NOTE 8 – BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal funds purchased, and obligations under a capitalized lease for the Bank’s main office facility. At December 31, 2006 and 2005, Federal Home Loan Bank advances were as follows:

2006	Call Feature	Amount	Rate
Due on July 16, 2012	Callable quarterly	$1,000,000	3.90% Fixed
Due on February 25, 2013	Callable quarterly	5,000,000	3.45% Fixed

Total FHLB borrowings/ weighted average rate		$6,000,000	3.53%

2005	Call Feature	Amount	Rate
Due on February 24, 2006	None	$111,111	2.16% Fixed
Due on December 19, 2011	Callable by FHLB on December 19, 2006	5,000,000	4.85% Fixed
Due on July 16, 2012	Callable by FHLB on January 18, 2005	1,000,000	3.90% Fixed
Due on February 25, 2013	Callable by FHLB on February 25, 2005	5,000,000	3.45% Fixed

Total FHLB borrowings/weighted average rate		$11,111,111	4.11%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock of $1,142,100, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2006 was approximately $13,247,000. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

The Company also had available lines of credit totaling $29.5 and $24.7 million, respectively, from correspondent banks at December 31, 2006 and 2005.

Federal funds purchased and securities sold under agreements to repurchase, which generally mature 1 to 4 days from the transaction date, at December 31, 2006 and 2005 are summarized below:

	2006	2005
Outstanding balance at December 31	$15,473,065	$11,732,738
Year-end weighted average rate	3.69%	3.15%
Average outstanding during the year	14,666,826	13,916,300
Average rate for the year	3.51%	2.16%
Maximum outstanding at any month-end during the year	19,429,667	25,882,233

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 8 – BORROWINGS (Continued)

Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $17,272,040 and $10,474,560 were pledged to secure securities sold under agreements to repurchase at December 31, 2006 and 2005, respectively and are held at an independent correspondent bank.

NOTE 9 – LEASES

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

Total
2007	$784,793
2008	779,471
2009	770,090
2010	496,598
2011	352,504
2012 - thereafter	2,367,818

Total	$5,551,273

Total rent expense under operating leases was approximately $783,000, $721,000 and $623,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2006 and 2005 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $305,186 and $261,588 at December 31, 2006 and 2005, respectively.

At December 31, 2006, aggregate future minimum lease payments due under this capital lease obligation are as follows:

2007	$148,057
2008	148,057
2009	148,057
2010	158,421
2011	158,421
2012 - 2029	3,200,071

Total minimum lease payments	3,961,084
Less amount representing interest	(2,266,924)

Present value of net minimum lease payments	$1,694,160

Both the land lease and capital leases for the Company’s main office discussed above are leased from a former director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another former director. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with a former director. The lease has an initial term of ten years with two renewal options for five years each. Total lease payments of $494,515, $457,002, and $419,553 were paid to these former directors under these leases during 2006, 2005 and 2004, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 10 – JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On December 31, 2001 and March 1, 2002, $2.0 million and $1.5 million, respectively, of trust preferred securities were placed through American Community Capital Trust I (“Capital Trust I”). The preferred securities pay cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which will be recorded as interest expense, are deductible for income tax purposes. The quarterly distributions may, at the option of the Company, be deferred up to five years. Unpaid distributions will be accrued as a component of interest expense. The preferred securities issued in 2001 and 2002 are redeemable on March 1, 2007 or afterwards at the par of $1,000 per share. It is anticipated that these shares will be redeemed at such time. Redemption is mandatory at March 1, 2032. The proceeds of the preferred securities were invested by Capital Trust I in $3.5 million principal amount of 9% junior subordinated debentures of the Company due March 1, 2032. Subsequent to year end, the Company paid off the preferred securities of $3.5 million. See Note 25 for further discussion.

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

A description of the Junior Subordinated Debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2006	2005
American Community Capital Trust I	12/31/2001	2,000	9.00%	03/01/2032	$2,061,863	$2,061,863
American Community Capital Trust I	03/01/2002	1,500	9.00%	03/01/2032	1,546,397	1,546,397
American Community Capital Trust II, Ltd.	12/15/2003	10,000	6.82%	12/15/2033	10,310,000	10,310,000

Total					$13,918,260	$13,918,260

NOTE 11 – OTHER CONTRACTS

The Company entered into non-cancelable contracts with third parties for data processing services. The future minimum payments required under these contracts for the years ending December 31, 2010 are as follows:

2007	$525,000
2008	386,000
2009	408,000
2010	433,000

Total	$1,752,000

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 12 – INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)
Current tax provision:
Federal	$2,899	$1,657	$1,300
State	479	423	280

	3,378	2,080	1,580

Deferred tax provision (benefit):
Federal	(848)	557	61
State	(90)	2	(24)

	(938)	559	37

Provision for income taxes	$2,440	$2,639	$1,617

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2006	2005	2004
	(Dollars in thousands)
Income tax expense computed at statutory rate of 34%	$2,283	$2,430	$1,482
Effect of state income taxes	270	280	169
Tax exempt interest	(102)	(75)	(57)
Other	(11)	4	23

Net provision for income taxes	$2,440	$2,639	$1,617

Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,920	$1,482
Capital lease	115	102
Deferred gain on sale-leaseback	27	33
Income from deferred data processing payment	57	72
Nondeductible accrued expenses	6	3
Stock compensation expense	123	—
Interest rate hedges	54	—
Net unrealized losses on available-for-sale securities	339	454
Other	43	24

Total deferred tax assets	2,684	2,170

Deferred tax liabilities:
Premises and equipment	(95)	(126)
Leased property	(631)	(967)
Core deposit intangible	(218)	(259)
Prepaid expenses	(111)	(72)
Other	(6)	—

Total deferred tax liabilities	(1,061)	(1,424)

Net deferred tax assets	$1,623	$746

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 13 – OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Postage, printing and office supplies	$339,553	$428,781	$317,654
Advertising and promotion	189,482	274,264	134,581
Travel, meals, dues and subscriptions	224,680	200,269	180,588
Telephone	150,253	171,055	168,765
Data processing and technology	835,289	536,923	553,614
Professional fees and contracted services	1,026,626	964,601	841,414
Lawsuit settlement charge	—	—	600,000
Other	1,336,898	1,277,017	988,089

Total	$4,102,781	$3,852,910	$3,784,705

NOTE 14 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 14 – REGULATORY MATTERS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2006:
Total Capital to Risk
Weighted Assets:
Consolidated	$64,194	16.18%	$31,748	8.00%	$	N/A	N/A
American Community Bank	46,279	11.74%	31,524	8.00%		39,405	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	59,231	14.93%	15,874	4.00%		N/A	N/A
American Community Bank	41,345	10.49%	15,762	4.00%		19,702	5.00%
Tier 1 Capital to
Average Assets:
Consolidated	59,231	12.88%	18,401	4.00%		N/A	N/A
American Community Bank	41,345	9.04%	18,289	4.00%		22,861	5.00%

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2005:
Total Capital to Risk
Weighted Assets:
Consolidated	$58,950	16.64%	$28,349	8.00%	$	N/A	N/A
American Community Bank	40,603	11.49%	28,277	8.00%		35,346	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	54,619	15.41%	14,175	4.00%		N/A	N/A
American Community Bank	36,270	10.26%	14,139	4.00%		17,673	5.00%
Tier 1 Capital to
Average Assets:
Consolidated	54,619	12.78%	17,099	4.00%		N/A	N/A
American Community Bank	36,270	8.49%	17,079	4.00%		21,349	5.00%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2006 is as follows:

Financial instruments whose contract amounts represent credit risk:
Capital South Partnership investment commitment	$125,000
Standby letters of credit	2,247,102
Commitments to extend credit	4,474,125
Undisbursed lines of credit	70,131,643
Undisbursed portion of construction loans	26,564,196

In the normal course of business, the Company is involved in various legal proceedings. The amount of any liability that may result from those proceedings in which the Company is currently involved is expected to be immaterial to the consolidated financial position.

NOTE 16 – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Financial instruments for which fair value disclosures are required include cash and due from banks, interest-earning deposits with banks, investment securities, loans, Federal Home Loan Bank and Bankers Bank stock, accrued interest, deposits, borrowings, securities sold under agreements to repurchase, and junior subordinated debentures. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 16 – DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Non-marketable Equity Securities

The carrying value of non-marketable equity securities approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair value of demand deposits, savings, money market, and NOW accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting expected cash flows using the rates currently offered for instruments of similar remaining maturities.

Borrowings, Securities Sold Under Agreements to Repurchase, Federal Funds Purchased and Junior Subordinated Debentures

The fair values of borrowings and fixed rate junior subordinated debentures are based on discounting expected cash flows at the interest rate for debt with the same or similar remaining maturities and collateral requirements. Short-term borrowings, including securities sold under agreements to repurchase and federal funds purchased, are carried at approximate fair value because of the short maturities of those instruments.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2006 and 2005:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$19,950	$19,950	$12,495	$12,495
Interest-earning deposits with banks	17,295	17,295	4,454	4,454
Securities available for sale	63,018	63,018	62,127	62,127
Securities held to maturity	2,174	2,192	2,180	2,173
Loans	364,803	371,296	328,377	328,318
Accrued interest receivable	2,938	2,938	2,432	2,432
Non-marketable equity securities	1,879	1,879	1,996	1,996

Financial liabilities:
Deposits	401,137	398,483	345,401	340,205
Borrowings	6,000	5,569	11,111	10,856
Capital lease obligation	1,694	1,694	1,703	1,703
Securities sold under agreement to repurchase and federal funds purchased	15,473	15,473	11,733	11,733
Accrued interest payable	1,368	1,368	1,919	1,919
Junior subordinated debentures	13,918	14,129	13,918	14,299

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 17 – EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of up to 3.0% of each employee’s salary. Expenses totaled $98,797, $87,483 and $68,430 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

NOTE 18 – STOCK COMPENSATION PLANS

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

The Company has five share-based compensation plans in effect at December 31, 2006. The compensation cost that has been charged against income for those plans was approximately $375,000 for the year ended December 31, 2006. The Company recorded a deferred tax benefit in the amount of $115,000 related to share-based compensation during the year ended December 31, 2006.

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

Years Ended December 31, 2006, 2005 and 2004

NOTE 18 – STOCK COMPENSATION PLANS (Continued)

In 2004, the Company acquired FNB Bancshares, Inc. (“First National”). First National had two stock option plans, the 1997 Incentive Stock Option Plan and the 1997 Non-statutory Stock Option Plan. At the acquisition date the plans had 133,162 and 160,577 options outstanding, respectively, which vested immediately.

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 98,000 stock options for the year ended December 31, 2006 with a weighted average fair value of $4.52 per option and granted 72,051 stock options for the year ended December 31, 2004 with a weighted average fair value of $1.59 per option. No options were granted for the year ended December 31, 2005.

Assumptions in estimating option values:

	2006	2005	2004
Risk-free interest rate	4.83%	—	2.25%
Dividend yield	1.54%	—	.97%
Volatility	30.24%	—	14.70%
Expected life	7 years	—	7 years

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

At December 31, 2006, there were 487,893 exercisable options with a weighted average exercise price of $6.52. At December 31, 2005, there were 566,573 exercisable options with a weighted average exercise price of $5.25. Of the total options outstanding at December 31, 2006 and 2005, the remaining average contractual lives were 4.28 and 5.00 years, respectively.

A summary of option activity under the stock option plans as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	643,131	$5.57
Exercised	(178,541)	5.11
Authorized	—	—
Forfeited	(1,506)	8.81
Granted	98,000	12.92

Outstanding at December 31, 2006	561,084	7.00	4.28 years	$2,268,658

Exercisable at December 31, 2006	487,893	6.52	3.72 years	2,207,578

For the year ended December 31, 2006, 2005 and 2004 the intrinsic value of options exercised was approximately $1,163,000, $974,000, and $239,000, respectively.

The fair value of stock options vested over the year ended December 31, 2006, 2005 and 2004 was $375,000, $51,000, and $79,000, respectively.

As of December 31, 2006, there was $159,395 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 3.57 years.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 18 – STOCK COMPENSATION PLANS (Continued)

The Company funds the option shares from authorized but unissued shares. Company policy does allow option holders to exercise options with seasoned shares.

Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2006 was $911,670. The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $169,840 for the year ended December 31, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R for the year ended December 31, 2006 is as follows:

2006
Income before income tax expense	$(375,127)
Net income	(260,283)

Cash flow from operating activities	(169,840)
Cash flow provided by financing activities	(169,840)

Basic earnings per share	0.04
Diluted earnings per share	0.04

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
	(dollars in thousands)
Net income, as reported	$4,508	$2,743
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(51)	(79)

Proforma net income	$4,457	$2,664

Earnings per share—basic, as reported	$0.71	$0.56
Earnings per share—basic, pro forma	0.70	0.54
Earnings per share—diluted, as reported	0.66	0.50
Earnings per share—diluted, pro forma	0.65	0.48

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 19 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2006, the Company had two cash flow hedges with a notional amount of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. The interest rate floors are carried at a fair market value of $178,735 and are included in other assets as of December 31, 2006. Changes in fair value of the hedged instrument that are deemed effective are offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The Company recorded $9,814 of other income during the year ended December 31, 2006 for the ineffective portion of the hedged instruments.

NOTE 20 – SALE OF COMMON STOCK AND EXERCISE OF WARRANTS

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 21 – PARENT COMPANY FINANCIAL DATA (Continued)

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

Condensed Statements of Financial Condition

December 31, 2006 and 2005

	2006	2005
Assets:
Cash and due from banks	$55,659	$207,728
Interest earning deposits with banks	14,142,904	16,193,700
Investment in securities available for sale	403,469	403,469
Investment in American Community Bank	51,100,890	46,037,722
Investment in American Community Capital Trust I	108,260	108,260
Investment in American Community Capital Trust II, Ltd.	310,000	310,000
Other assets	2,864,622	1,543,608

Total Assets	$68,895,804	$64,804,487

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust I	$3,608,260	$3,608,260
Due to American Community Capital Trust II, Ltd.	10,310,000	10,310,000

Total Liabilities	13,918,260	13,918,260

Stockholders’ Equity:
Common stock	7,008,081	4,568,673
Additional paid-in capital	39,920,980	38,881,954
Retained earnings	8,787,406	8,178,434
Accumulated other comprehensive loss	(648,923)	(742,834)

Total stockholders’ equity	55,067,544	50,886,227

Total Liabilities and Stockholders’ Equity	$68,985,804	$64,804,487

Condensed Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Interest-earning deposits with banks	$943,311	$810,969	$664,925

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	1,148,814	965,055	779,595

Non-interest income:
Equity in earnings of American Community Bank	4,424,288	4,644,491	2,162,823
Equity in earnings of First National Bank of the Carolinas	—	—	677,000

Total non-interest income	4,424,288	4,644,491	2,839,823

Non-interest expense:
Professional fees	14,100	41,851	18,138
Other	21,850	27,019	30,811

Total non-interest expense	35,950	68,870	48,949

Income before taxes	4,182,835	4,421,535	2,676,204
Income tax benefit	(93,000)	(86,000)	(67,000)

Net income	$4,275,835	$4,507,535	$2,743,204

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 21 – PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,275,835	$4,507,535	$2,743,204
Equity in earnings of subsidiaries	(4,424,288)	(4,644,491)	(2,839,823)
Decrease (increase) in other assets	(1,321,014)	(1,287,426)	195,835

Net cash provided (used) by operating activities	(1,469,467)	(1,424,382)	99,216

Cash flows from investing activities:
Purchases of investments available for sale	—	—	(403,469)
Investment in American Community Bank	—	(500,000)	(2,700,000)
Investment in First National Bank of the Carolinas	—	—	(7,434,275)

Net cash used by investing activities	—	(500,000)	(10,537,744)

Cash flows from financing activities:
Repayment of advances from subsidiaries	—	439,747	—
Proceeds from advances from subsidiaries	—	—	211,222
Repurchase of common stock	(263,070)	—	—
Proceeds from issuance of common stock	911,970	10,906,899	327,672
Cash dividends paid on common stock	(1,382,298)	(860,719)	(282,571)

Net cash provided (used) by financing activities	(733,398)	10,485,927	256,324

Increase (decrease) in cash and cash equivalents	(2,202,865)	8,561,545	(10,182,204)

Cash and cash equivalents, beginning	16,401,428	7,839,883	18,022,087

Cash and cash equivalents, ending	$14,198,563	$16,401,428	$7,839,883

NOTE 22 – BUSINESS COMBINATION

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

Years Ended December 31, 2006, 2005 and 2004

NOTE 22 – BUSINESS COMBINATION (Continued)

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

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2004, assuming the acquisition had occurred at the beginning of the fiscal year 2004.

2004
(In thousands, except per share data)
Net interest income	$12,897
Net income	3,074
Net income per common share—basic	.59
Net income per common share—diluted	.53

The pro forma net income for the twelve months ended December 31, 2004 does not reflect approximately $398,000 in acquisition related costs incurred by First National. In management’s opinion, these unaudited results are not necessarily indicative of what actual combined results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2004.

NOTE 23 – STOCK SPLIT

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 24 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated, selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Interest income	$8,754	$8,320	$7,932	$7,328
Interest expense	3,898	3,646	3,180	2,797

Net interest income	4,856	4,674	4,752	4,531

Provision for loan losses	143	1,529	668	272

Net interest income after provision for loan loss	4,713	3,145	4,084	4,259
Non-interest income	795	862	869	827
Total non-interest expense	3,261	3,105	3,449	3,023

Income before income taxes	2,247	902	1,504	2,063
Provision for income taxes	822	290	572	756

Net income	$1,425	$612	$932	$1,307

Net income per share
Basic	$0.20	$0.09	$0.14	$0.19
Diluted	0.20	0.09	0.13	0.18

Common stock price
High	$11.71	$12.23	$13.49	$13.73
Low	11.00	11.18	12.04	12.14

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

NOTE 24 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

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

NOTE 25- SUBSEQUENT EVENT

On March 9, 2007, the Company redeemed $3,500,000 of its 9.00% Trust Preferred Securities. The redemption included interest from January 1, 2007 through the redemption date and was paid with the proceeds from the sale of investment securities available for sale. As a result of the redemption, the Company’s Tier 1 capital decreased by $3.5 million. The Company continues to meet all regulatory capital requirements.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defind in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company did not maintain effective disclosure controls and procedures.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of American Community Bancshares, Inc. is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on management’s assessment of internal control over financial reporting.

Randy P Helton	Dan R. Ellis, Jr.
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Community Bancshares, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that American Community Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Community Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, American Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of American Community Bancshares, Inc. as of and for the year ended December 31, 2006, and our report dated March 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina

March 28, 2007

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

ITEM 11 – EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation” and “Executive Compensation” in the 2007 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Ownership of Voting Securities” in the 2006 Annual Meeting Proxy Statement is incorporated herein by reference.

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1999 Incentive: 192,986	$6.03	1,702
	1999 Non-statutory: 196,791	$7.97	80
	2001 Incentive: 83,238	$9.29	73,000
	2002 Non-statutory: 34,000	$6.50	1,500
	1997 FNB Plan: 54,069	$3.70	-0-

Equity compensation plans not approved by security holders	None	None	None

Total	561,084	$7.00	76,282

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2007 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “Report of the Audit Committee” and “Proposal 3: Ratification of Independent Public Accountants” in the 2007 Annual Meeting Proxy Statement are incorporated herewith by reference.

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

March 22, 2007	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton	March 22, 2007
Randy P. Helton, President, Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.	March 22, 2007
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Robert D. Dinsmore	March 22, 2007
Robert D. Dinsmore, Director

/s/ Frank L. Gentry	March 22, 2007
Frank L. Gentry, Director

/s/ Thomas J. Hall	March 22, 2007
Thomas J. Hall, Director

/s/ Larry S. Helms	March 22, 2007
Larry S. Helms, Director

/s/ V. Stephen Moss	March 22, 2007
V. Stephen Moss, Director

/s/ Peter A. Pappas	March 22, 2007
Peter A. Pappas, Director

/s/ L. Steven Phillips	March 22, 2007
L. Steven Phillips, Director

/s/ Alison J. Smith	March 22, 2007
Alison J. Smith, Director

/s/ David D. Whitley	March 22, 2007
David D. Whitley, Director

/s/ Gregory N. Wylie	March 22, 2007
Gregory N. Wylie, Director