Form 10-K/A
period 2006-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-04-20
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,460,000

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 7,003,068 shares of Common Stock outstanding as of March 28, 2007:

Documents Incorporated by Reference.

2007 Annual Meeting Proxy Statement

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-K for the year ended December 31, 2006 (“Form 10-K/A”) has been filed by American Community Bancshares, Inc. (the “Company”) to correct certain typographical and other technical errors contained in its Annual Report on Form 10-K as described below.

Item 5 is amended to clarify that the Total Return Performance Graph is not “filed” for purposes of Section 18 under the Securities Exchange Act of 1934.

Item 9A, Controls and Procedures is amended to correct a typographical error. Specifically, the disclosure contained in Item 9A inadvertently stated that the Company did not maintain effective disclosure controls and procedures, however the report should have stated that the Company’s Chief Executive Officer and Chief Financial Officer each concluded that the Company did in fact maintain effective disclosure controls and procedures.

In addition, this Form 10-K/A corrects typographical errors contained in the Notes to Financial Statements – Note 2 – Summary of Significant Accounting Policies, accumulated other comprehensive income. The accumulated comprehensive income has been corrected to reflect that (1) the accumulated comprehensive loss consisted of net unrealized losses on securities available for sale of $563,000, and not $180,000 and (2) At December 31, 2005, the accumulated comprehensive loss consisted of net unrealized gains on securities available for sale of $743,000, and not $640,000.

This Form 10-K/A also corrects typographical errors contained in the Notes to Financial Statements – Note 12 – Income Taxes. The table of significant components of deferred taxes at December 31, 2006, has been revised to reflect that 1) deferred tax assets related to stock compensation expense were $115,000 at December 31, 2006, and not $123,000 as previously reported, and 2) other deferred tax assets were $51,000 as of December 31, 2006 and not $43,000 as previously reported.

The Form 10-K/A also corrects a typographical error in the Notes to Financial Statements – Note 18 – Stock Compensation Plans, reflecting the effect of the adoption of SFAS 123R for the year ended December 31, 2006, in which the cash flow provided by financial activities should read $169,840, and not ($169,840) as previously reported.

Finally, the Form 10-K/A includes updated certifications of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act, filed to correct the improper omission of required language in paragraph 4.b.

This Form 10-K/A does not amend, modify or update any other information.

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information contained in the Total Return Performance Graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

At December 31, 2006, accumulated other comprehensive income consisted of net unrealized gains on securities available for sale of $563,000 and net unrealized losses on derivatives of $86,000. At December 31, 2005, accumulated other comprehensive loss consisted of net unrealized losses on securities available for sale of $743,000.

NOTE 12 – INCOME TAXES

Significant components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:

Allowance for loan losses	$1,920	$1,482
Capital lease	115	102
Deferred gain on sale-leaseback	27	33
Income from deferred data processing payment	57	72
Nondeductible accrued expenses	6	3
Stock compensation expense	115	—
Interest rate hedges	54	—
Net unrealized losses on available-for-sale securities	339	454
Other	51	24

Total deferred tax assets	2,684	2,170

Deferred tax liabilities:

Premises and equipment	(95)	(126)
Leased property	(631)	(967)
Core deposit intangible	(218)	(259)
Prepaid expenses	(111)	(72)
Other	(6)	—

Total deferred tax liabilities	(1,061)	(1,424)

Net deferred tax assets	$1,623	$746

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R for the year ended December 31, 2006 is as follows:

2006
Income before income tax expense	$(375,127)
Net income	(260,283)

Cash flow from operating activities	(169,840)
Cash flow provided by financing activities	169,840

Basic earnings per share	0.04
Diluted earnings per share	0.04

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s management including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Exhibits

Exhibit number	Description of Exhibit
31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 19, 2007	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton	April 19, 2007
Randy P. Helton, President, Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.	April 19, 2007
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Frank L. Gentry	April 19, 2007
Frank L. Gentry, Director

/s/ Philip R. Gilboy	April 19, 2007
Phil R. Gilboy, Director

/s/ David J. Guilford	April 19, 2007
David J. Guilford, Director

/s/ Larry S. Helms	April 19, 2007
Larry S. Helms, Director

/s/ Alison J. Smith	April 19, 2007
Alison J. Smith, Director

/s/ David D. Whitley	April 19, 2007
David D. Whitley, Director

/s/ Gregory N. Wylie	April 19, 2007
Gregory N. Wylie, Director