Form 10-Q
period 2007-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-05-10
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, 7,020,343 shares of the issuer’s common stock, $1.00 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006*
	(In Thousands)
ASSETS

Cash and due from banks	$17,977	$19,950
Interest-earning deposits with banks	14,381	17,295
Investment securities available for sale at fair value	57,773	63,018
Investment securities held to maturity at cost	2,173	2,174

Loans	375,395	370,431
Allowance for loan losses	(5,472)	(5,628)

NET LOANS	369,923	364,803
Accrued interest receivable	2,751	2,938
Bank premises and equipment	9,046	9,105
Foreclosed real estate	25	195
Non-marketable equity securities	1,819	1,879
Goodwill	9,838	9,838
Other assets	3,302	3,463

TOTAL ASSETS	$489,008	$494,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – non-interest bearing	$62,414	$61,735
Savings	20,450	15,111
Money market and NOW	74,594	98,333
Time	238,532	225,958

TOTAL DEPOSITS	395,990	401,137
Short-term borrowings	16,932	15,473
Long-term debt	18,002	21,612
Accrued expenses and other liabilities	1,797	1,368

TOTAL LIABILITIES	432,721	439,590

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 25,000,000 shares authorized; 7,020,343 and 7,008,081 issued and outstanding, respectively	7,020	7,008
Additional paid-in capital	37,706	37,637
Retained earnings	12,007	11,072
Accumulated other comprehensive loss	(446)	(649)

TOTAL STOCKHOLDERS’ EQUITY	56,287	55,068

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,008	$494,658

*Derived from audited consolidated financial statements.

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans	$7,828	$6,574
Investments	737	672
Interest-earning deposits with banks	133	82

TOTAL INTEREST INCOME	8,698	7,328

INTEREST EXPENSE
Money market, NOW and savings deposits	632	333
Time deposits	2,747	1,944
Short-term borrowings	161	101
Long-term debt	359	419

TOTAL INTEREST EXPENSE	3,899	2,797

NET INTEREST INCOME	4,799	4,531
PROVISION FOR LOAN LOSSES	183	272

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,616	4,259

NON-INTEREST INCOME
Service charges on deposit accounts	581	562
Mortgage operations	80	81
Gain on sale of investment securities	17	25
Other	129	159

TOTAL NON-INTEREST INCOME	807	827

NON-INTEREST EXPENSE
Salaries and employee benefits	1,658	1,529
Occupancy and equipment	565	571
Other than temporary impairment of non-marketable equity securities	76	—
Other	1,102	923

TOTAL NON-INTEREST EXPENSE	3,401	3,023

INCOME BEFORE INCOME TAXES	2,022	2,063
INCOME TAXES	735	756

NET INCOME	$1,287	$1,307

NET INCOME PER COMMON SHARE
BASIC	$.18	$.19

DILUTED	$.18	$.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	7,008,971	6,853,240

DILUTED	7,176,577	7,156,948

DIVIDEND DECLARED PER COMMON SHARE	$0.05	$0.05

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(In Thousands)
NET INCOME	$1,287	$1,307

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains/(losses) on securities available for sale	335	(260)
Tax effect	(129)	100
Reclassification adjustment for gains realized in income	(17)	(25)
Tax effect	6	9

Net of tax amount	195	(176)

Cash flow hedging activities:
Unrealized holding gains/(losses) on cash flow hedging activities	17	(115)
Tax effect	(6)	44
Reclassification adjustment for gains realized in income	(6)	—
Tax effect	2	—

Net of tax amount	7	(71)

Total other comprehensive income (loss)	202	(247)

TOTAL COMPREHENSIVE INCOME	$1,489	$1,060

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,287	$1,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250	293
Provision for loan losses	183	272
Loss (gain) on sale of foreclosed real estate	(28)	7
Loss on sale and disposal of fixed assets	—	3
Gain on sale of securities available for sale	(17)	(25)
Other than temporary impairment of investment securities	76	—
Recognition of hedge ineffectiveness	(11)	—
Decrease in capital lease obligation	(2)	—
Equity compensation expense	13	14
Change in assets and liabilities
Decrease (increase) in accrued interest receivable	187	(95)
Decrease (increase) in other assets	29	(557)
Increase (decrease) in accrued expenses and other liabilities	429	(159)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,396	1,060

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(925)	(2,891)
Proceeds from sale of securities available for sale	4,457	1,926
Proceeds from maturities, calls and principal repayments of investment securities available for sale	2,033	2,133
Net increase in loans from originations and repayments	(5,303)	(17,883)
Purchases of bank premises and equipment	(148)	(44)
Proceeds from the sale of bank premises and equipment	—	5
Proceeds from sale of foreclosed real estate	198	288
Purchase of non-marketable equity securities	(16)	(66)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	296	(16,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	(17,721)	3,767
Net increase in time deposits	12,574	17,410
Net decrease in advances from Federal Home Loan Bank	—	(111)
Net increase in federal funds purchased and securities sold under agreements to repurchase	1,459	1,532
Redemption of junior subordinated deferrable interest debentures	(3,608)	—
Excess tax benefits from stock options exercised	38	—
Cash paid for dividends	(352)	(342)
Repurchase of common stock	(89)	—
Proceeds from issuance of common stock	120	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,579)	22,256

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,887)	6,784

CASH AND CASH EQUIVALENTS, BEGINNING	37,245	16,949

CASH AND CASH EQUIVALENTS, ENDING	$32,358	$23,733

See accompanying notes.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At March 31, 2007, loan commitments are as follows:

Undisbursed lines of credit	$95,409,546
Stand-by letters of credit	2,134,019
Loan commitments	7,077,250

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

	Three months ended March 31,
	2007	2006
Weighted average number of common shares used in computing basic net income per share	7,008,971	6,853,240
Effective of dilutive stock options	167,606	303,708

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,176,577	7,156,948

For the three months ended March 31, 2007, there were 93,000 options that were antidilutive. For the three months ended March 31, 2006 there were no options that were antidilutive.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

In 2006, the Company entered into two interest rate floor contracts with a notional amount of $30.0 million and $15.0 million, respectively. At inception, both derivative instruments were designated as cash flow hedges and consisted of interest rate floor contracts that are used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the current quarter. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The interest rate floors are carried at a fair market value of $188,000 and are included in other assets as of March 31, 2007. The company recorded $5,000 of other income during the quarter ended March 31, 2007 for the change in fair value of the 7.75% interest rate floor. There was no ineffective portion of the 7.25% hedged instrument as of March 31, 2007.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – STOCK DIVIDEND

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. As a result of the stock dividend, 2,284,567 additional shares of common stock were issued and additional paid in capital was reduced by $2,284,567. All references to net income per share, weighted average shares outstanding, and options available through stock compensation plans have been adjusted for the effect of this stock split.

NOTE F – SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

On February 1, 2006, the Company’s Board of Directors authorized a share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permits the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. On March 27, 2007, the Company’s Board of Directors extended the 225,000 share repurchase program for another twelve months. When shares are repurchased, the shares are cancelled. Since February 1, 2006, the Company has repurchased 31,713 shares, of which 8,013 shares were repurchased in the first quarter of 2007. The Board of Directors also voted to establish a dividend reinvestment and stock purchase plan under which shares of the Company’s common stock are available for sale to the registered shareholders of the Company. The Plan provides shareholders with an alternative way to increase their holdings of our common stock by reinvesting dividends or making optional cash payments to purchase additional shares.

NOTE G – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its quarterly evaluation, the Company determined that the fair value of an investment in a trust company, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738, to an estimated fair value of $201,991 as of March 31, 2007. This write down was recorded directly to earnings in the current quarter. This trust company has two common directors with the Company.

NOTE H – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

Total assets at March 31, 2007 decreased by $5.7 million or 1.1% to $489.0 million compared to $494.7 million at December 31, 2006. The Company had earning assets of $451.5 million at March 31, 2007. Gross loans increased by $5.0 million or 1.3% to $375.4 million from $370.4 million at December 31, 2006. Investment securities and other non-marketable equity securities decreased by $5.3 million or 7.9% to $61.8 million from $67.1 million at December 31, 2006. Overnight investments decreased by $2.9 million or 16.8% from $17.3 million at December 31, 2006 to $14.4 million. Total deposits as of March 31, 2007 decreased by $5.1 million or 1.3% to $396.0 million compared to $401.1 million at December 31, 2006. Total borrowed money as of March 31, 2007 decreased $2.2 million or 5.9% to $34.9 million compared to $37.1 million at December 31, 2006. Stockholders’ equity was $56.3 million at March 31, 2007 compared to $55.1 million at December 31, 2006 for an increase of $1.2 million or 2.2%.

The Company recorded a $183,000 provision for loan losses for the quarter ended March 31, 2007, representing a decrease of $89,000 or 32.7% from the $272,000 provision for the quarter ended March 31, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. The allowance for loan losses decreased by $156,000 or 2.8% to $5.5 million at March 31, 2007 as compared to $5.6 million at December 31, 2006, primarily due to a decrease in non-performing loans during the first quarter of 2007. The allowance for loan losses equaled 1.46% of total loans outstanding at March 31, 2007 as compared to 1.52% at December 31, 2006. In addition the allowance for loan losses equaled 358% of non-performing loans and leases, which totaled $1.5 million at March 31, 2007 and 268% of non-performing loans and leases at December 31, 2006 which totaled $1.8 million.

The Company had investment securities available for sale of $57.8 million at March 31, 2007. The portfolio decreased by $5.2 million or 8.3% from the $63.0 million balance at December 31, 2006 due principally to the sale of $4.5 million in securities. In addition the Company had investment securities held to maturity of $2.2 million at March 31, 2007 and December 31, 2006.

Interest-earning deposits with banks at March 31, 2007 decreased by $2.9 million or 16.8% to $14.4 million compared to $17.3 million at December 31, 2006. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at March 31, 2007 decreased by $2.6 million or 5.7% to $42.9 million compared to $45.5 million at December 31, 2006. The decrease is primarily attributable to a decrease of $2.0 million to $18.0 million in the cash and due from banks category. Cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $9.0 million at March 31, 2007, a decrease of $59,000. Accrued interest receivable decreased $187,000 to $2.8 million at March 31, 2007 as a result of the timing in the collection of interest income. Foreclosed real estate decreased by $170,000, from $195,000 at December 31, 2006 to $25,000 at March 31, 2007, as a result of the sale of six 1-4 family properties at a gain of $28,000. Other assets decreased by $161,000 at March 31, 2007 to $3.3 million.

Total deposits decreased $5.1 million or 1.3% from $401.1 million at December 31, 2006 to $396.0 million at March 31, 2007. The composition of the deposit base, by category, at March 31, 2007 is as follows: 16% non-interest bearing demand deposits, 5% savings deposits, 19% money market and NOW accounts and 60% time deposits. The non-interest bearing demand deposits, savings deposits, and time deposit categories all experienced increases over the three-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $679,000 or 1.1%; savings deposits, $5.3 million or 35.3%; and time deposits, $12.6 million or 5.6%. The money market and NOW accounts category experienced a decrease of, $23.7 million or 24.1%. The decrease was primarily attributable to the fact that the Company was the escrow agent for a community bank start-up. The bank broke escrow in March and withdrew escrow funds in the amount of $19.2 million. Time deposits of $100,000 or more totaled $131.6 million, or 33% of total deposits at March 31, 2007. The composition of deposits at December 31, 2006 was 15% non-interest bearing demand deposits, 4% savings deposits, 25% money market and NOW accounts and 56% time deposits.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, increased $1.4 million or 9.4% from $15.5 million at December 31, 2006 to $16.9 million at March 31, 2007. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2007 and December 31, 2006 of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2007 and December 31, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at March 31, 2007, a decrease of $3.6 million or 25.9% from December 31, 2006. On March 9, 2007, the Company redeemed $3,500,000 of its 9.00% Trust Preferred Securities. The redemption included interest from January 1, 2007 through the redemption date and was paid with the proceeds from the sale of investment securities available for sale. The maturity date of the remaining subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities increased $429,000 or 31.4% to $1.8 million at March 31, 2007 from $1.4 million at December 31, 2006. The increase is primarily attributable to an increase in accrued income taxes.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net Income. The Company generated net income for the three months ended March 31, 2007 of $1,287,000 compared to net income for the three months ended March 31, 2006 of $1,307,000. On a fully diluted per share basis earnings were $.18 for the quarter ended March 31, 2007 compared to $.18 for the quarter ended March 31, 2006. For the three months ended March 31, 2007 and 2006, respectively annualized return on average assets was 1.05% and 1.19% and annualized return on average equity was 9.36% and 10.32%.

Net Interest Income. Net interest income increased $268,000 from $4.5 million for the three months ended March 31, 2006 to $4.8 million for the three months ended March 31, 2007. Total interest income benefited from growth in average earning assets offset by a decrease in net interest margin.

Total average earning assets increased $29.7 million or 7.7% from an average of $414.3 million during the first quarter of 2006 to an average of $444.0 million during the first quarter of 2007. The Company experienced strong loan growth with average loan balances increasing by $30.7 million, while average balances for investment securities and interest-earning deposits decreased $937,000. Average interest-bearing liabilities increased by $34.7 million of which $35.1 million was attributable to deposits while borrowings decreased $390,000.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2007 was 4.38% compared to 4.44% for the same quarter in 2006. The decrease in net interest margin is primarily a result of deposit and borrowings costs increasing faster than the yield on earning assets. The Federal Open Market Committee (FOMC) increased short-term rates twelve times beginning February 2, 2005 and ending June 29, 2006. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans increased immediately as the FOMC increased rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to increase. Once the FOMC stopped raising rates, our interest bearing liability rates increased faster than the rates on our earning assets. The yield on our interest earning assets increased 76 basis points from 7.08% for the three months ended March 31, 2006 to 7.84% for the three months ended March 31, 2007. During the same time period, the cost of our interest bearing liabilities increased from 3.34% to 4.22% or 88 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 12 basis points from 3.73% in the quarter ended March 31, 2006 to 3.61% for the same quarter in 2007.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended March 31, 2007 was $183,000, representing an $89,000 or 32.7% decrease from the $272,000 recorded for the quarter ended March 31, 2006. The decrease primarily resulted from slower loan growth in the 2007 period compared to the same period in 2006.

Non-interest Income. Non-interest income decreased by $20,000 or 2.4% to $807,000 for the three months ended March 31, 2007 compared with $827,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 14.4% for the three months ended March 31, 2007 from 15.4% for the same period in the prior year primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $581,000 for the quarter ended March 31, 2007, compared to $562,000 in 2006 and fees from mortgage banking operations of $80,000 in 2007 as compared to $81,000 in 2006.

Non-interest Expense. Total non-interest expense increased from $3.0 million for the three months ended March 31, 2006 to $3.4 million for the same period in 2007. The increase is primarily related to increased compensation expenses of $129,000 related to additional lending personnel and an increase in professional fees of $108,000. In addition, Federal Deposit Insurance Corporation (FDIC) expense increased $60,000 due to the implementation of a new risk-based assessment system by the FDIC. The other than temporary impairment adjustment of $76,000 is the result of the write-down of the carrying value of a non-marketable equity investment in a trust company owned primarily by community banks. The original investment of $278,000 has been written down to a carrying value of $202,000. At the current time, no additional impairment is anticipated.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.4% and 36.6% for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The primary goal of the Company’s asset and liability management strategy is to maintain adequate liquidity while managing interest rate risk. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements.

Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, borrowings from the Federal Home Loan Bank, and federal funds lines from correspondent banks are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of March 31, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $90.1 million, which represents 18.4% of total assets and 20.9% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of bank assets (subject to available qualified collateral, with borrowings of $6.0 million outstanding from the FHLB at March 31, 2007). At March 31, 2007, outstanding commitments to extend credit were $7.1 million and available line of credit balances totaled $95.4 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60.2% of the Company’s total deposits at March 31, 2007, and 60.0% at December 31, 2006. The Company’s branch and growth strategy will include efforts focused on increasing the relative percentage of non-interest bearing transaction deposit accounts. Certificates of deposit of $100,000 or more were $131.6 million, and represented 33.2% of the Company’s total deposits at March 31, 2007, of which $15.0 million were brokered deposits. These deposits are generally considered rate sensitive and with the exception of the brokered deposits are relationship-oriented and a product of the markets we serve.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary federal regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At March 31, 2007, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC Filings.

There were no material changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There has been no change in the risk factors included in the Company’s most recent form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2007 Through January 31, 2007	—	$—	—	$—
February 1, 2007 Through February 28, 2007	—	$—	—	$—
March 1, 2007 Through March 31, 2007	8,013	$11.08	31,713	$2,174,479

Total	8,013	$11.08	31,713	$2,174,479

On February 1, 2006, the Company’s Board of Directors authorized a share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permitted the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. On March 27, 2007, the Company’s Board of Directors extended the 225,000 share repurchase program for another twelve months.

Item 6. Exhibits

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) **

10.6	2001 Incentive Stock Option Plan***

10.7	2002 Nonstatutory Stock Option Plan****

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
***	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: May 2, 2007	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: May 2, 2007	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer