Form 10-K/A
period 2006-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-06-08
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference.

2007 Annual Meeting Proxy Statement

EXPLANATORY NOTE:

This Amendment No. 2 to Form 10-K for the year ended December 31, 2006 has been filed by American Community Bancshares, Inc. (the “Company”) to update the certifications of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act to correct the inadvertent omission of required language in paragraph 4.

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

June 8, 2007	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton	June 8, 2007
Randy P. Helton, President, Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.	June 8, 2007
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Frank L. Gentry	June 8, 2007
Frank L. Gentry, Director

/s/ Philip R. Gilboy	June 8, 2007
Phil R. Gilboy, Director

/s/ David J. Guilford	June 8, 2007
David J. Guilford, Director

/s/ Larry S. Helms	June 8, 2007
Larry S. Helms, Director

/s/ Alison J. Smith	June 8, 2007
Alison J. Smith, Director

/s/ David D. Whitley	June 8, 2007
David D. Whitley, Director

/s/ Gregory N. Wylie	June 8, 2007
Gregory N. Wylie, Director