Form 10-Q/A
period 2007-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-06-08
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2007 has been filed by American Community Bancshares, Inc. (the “Company”) to update the certifications of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act to correct the inadvertent omission of required language in paragraph 4.

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