Form 10-Q
period 2007-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-08-08
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 17, 2007, 6,961,236 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 25 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006*
	(In Thousands)
ASSETS

Cash and due from banks	$17,989	$19,950
Interest-earning deposits with banks	11,481	17,295
Investment securities available for sale, at fair value	72,240	63,018
Investment securities held to maturity, at cost	1,772	2,174
Loans	381,415	370,431
Allowance for loan losses	(5,543)	(5,628)

NET LOANS	375,872	364,803

Accrued interest receivable	2,615	2,938
Bank premises and equipment, net	8,927	9,105
Foreclosed real estate	25	195
Non-marketable equity securities	2,119	1,879
Goodwill	9,838	9,838
Other assets	2,803	3,463

TOTAL ASSETS	$505,681	$494,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand - non-interest bearing	$58,453	$61,735
Savings	27,254	15,111
Money market and NOW	76,900	98,333
Time	244,859	225,958

TOTAL DEPOSITS	407,466	401,137

Short-term borrowings	22,982	15,473
Long-term debt	18,002	21,612
Accrued expenses and other liabilities	1,272	1,368

TOTAL LIABILITIES	449,722	439,590

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,961,236 and 7,008,081 issued and outstanding, respectively	6,961	7,008
Additional paid-in capital	37,122	37,637
Retained earnings	12,882	11,072
Accumulated other comprehensive loss	(1,006)	(649)

TOTAL STOCKHOLDERS’ EQUITY	55,959	55,068

Commitments (Note B)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505,681	$494,658

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,856	$7,144	$15,685	$13,718
Investments	819	744	1,555	1,416
Interest-earning deposits with banks	246	44	379	126

TOTAL INTEREST INCOME	8,921	7,932	17,619	15,260

INTEREST EXPENSE
Money market, NOW and savings deposits	583	381	1,215	714
Time deposits	2,923	2,230	5,670	4,174
Borrowings	495	569	1,015	1,089

TOTAL INTEREST EXPENSE	4,001	3,180	7,900	5,977

NET INTEREST INCOME	4,920	4,752	9,719	9,283

PROVISION FOR LOAN LOSSES	231	668	414	940

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,689	4,084	9,305	8,343

NON-INTEREST INCOME
Service charges on deposit accounts	608	601	1,189	1,163
Mortgage operations	93	106	173	187
Gain on investment securities	—	—	17	25
Loss on derivative	(67)	—	(56)	—
Other	88	162	206	321

TOTAL NON-INTEREST INCOME	722	869	1,529	1,696

NON-INTEREST EXPENSE
Salaries and employee benefits	1,743	1,855	3,401	3,384
Occupancy and equipment	564	560	1,129	1,131
Other than temporary impairment of non-marketable equity securities	—	—	76	—
Professional fees	243	242	618	509
Other	932	792	1,660	1,448

TOTAL NON-INTEREST EXPENSE	3,482	3,449	6,884	6,472

INCOME BEFORE INCOME TAXES	1,929	1,504	3,950	3,567

INCOME TAXES	707	572	1,442	1,328

NET INCOME	$1,222	$932	$2,508	$2,239

NET INCOME PER COMMON SHARE
BASIC	$0.18	$0.14	$0.36	$0.33

DILUTED	0.17	0.13	0.35	0.31

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.10	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,978,724	6,876,336	6,993,764	6,864,852

DILUTED	7,140,680	7,176,336	7,157,955	7,168,113

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME	$1,222	$932	$2,508	$2,239

Other comprehensive income:

Securities available for sale:
Unrealized holding losses on securities available for sale	(861)	(688)	(528)	(949)
Tax effect	331	264	204	365
Reclassification adjustment for gains realized in income	—	—	(17)	(25)
Tax effect	—	—	6	10

Net of tax amount	(530)	(424)	(335)	(599)

Cash flow hedging activities:
Unrealized holding losses on cash flow hedging activities	(48)	(59)	(29)	(177)
Tax effect	18	22	11	68
Reclassification adjustment for gains realized in income	—	—	(6)	—
Tax effect	—	—	2	—

Net of tax amount	(30)	(37)	(22)	(109)

Total other comprehensive income (loss)	(560)	(461)	(357)	(708)

TOTAL COMPREHENSIVE INCOME	$662	$471	$2,151	$1,531

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2007 and 2006

	Six months ended June 30, 2007	Six months ended June 30, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,508	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469	558
Provision for loan losses	414	940
Loss (gain) on foreclosed real estate	(27)	60
Loss on sale and disposal of fixed assets	—	3
Gain on sale of securities available for sale	(17)	(25)
Other than temporary impairment of non-marketable equity security	76	—
Recognition of hedge ineffectiveness	(11)	—
Decrease in capital lease obligations	(2)	(4)
Equity compensation expense	26	347
Change in assets and liabilities
Decrease (increase) in accrued interest receivable	323	(144)
Decrease in other assets	832	13
Decrease in accrued expenses and other liabilities	(97)	(1,261)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,494	2,726

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(18,442)	(8,364)
Proceeds from sale of securities available for sale	4,457	1,926
Proceeds from maturities, calls and principal repayments of investment securities	4,606	4,424
Net increase in loans from originations and repayments	(11,483)	(24,876)
Purchases of bank premises and equipment	(232)	(117)
Proceeds from sale of foreclosed real estate	197	288
Proceeds from sale of fixed assets	—	5
Purchase of Federal Home Loan Bank stock	—	(66)
Purchase of non-marketable equity securities	(315)	—

NET CASH USED IN INVESTING ACTIVITIES	(21,212)	(26,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(12,572)	(2,618)
Net increase in time deposits	18,901	18,610
Net decrease in advances from Federal Home Loan Bank	—	(111)
Net increase in federal funds purchased and securities sold under agreement to repurchase	7,509	7,767
Redemption of long-term debt	(3,608)	—
Excess tax benefits from stock options exercised	38	119
Cash paid for dividends	(699)	(686)
Repurchase of common stock	(754)	—
Proceeds from issuance of common stock	128	407

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,943	23,488

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,775)	(566)

CASH AND CASH EQUIVALENTS, BEGINNING	37,245	16,949

CASH AND CASH EQUIVALENTS, ENDING	$29,470	$16,383

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At June 30, 2007, loan commitments are as follows:

Undisbursed lines of credit	$93,059,390
Stand-by letters of credit	3,125,226
Loan commitments	19,666,502

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

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,978,724	6,876,336	6,993,764	6,864,852

Effect of dilutive stock options	161,956	300,000	164,191	303,261

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	7,140,680	7,176,336	7,157,955	7,168,113

For the three and six months ended June 30, 2007, there were 88,000 options that were antidilutive. For the three and six months ended June 30, 2006 there were 37,000 and 18,500 options, respectively, that were antidilutive.

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

As of June 30, 2007, the Company had two cash flow hedges with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract which is being amortized over the three-year term of the contract. The interest rate floors are carried at a fair market value of $53,767 and are included in other assets as of June 30, 2007.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The company recorded a $67,000 loss in other income during the quarter ended June 30, 2007 for the change in fair value of the 7.75% interest rate floor. There was no material ineffective portion of the 7.25% hedged instrument as of June 30, 2007.

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

NOTE F – SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

On February 1, 2006, the Company’s Board of Directors authorized a share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permits the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. On March 27, 2007, the Company’s Board of Directors extended the 225,000 share repurchase program for another twelve months. When shares are repurchased, the shares are cancelled. Since February 1, 2006, the Company has repurchased 91,813 shares, of which 8,013 shares were repurchased in the first quarter of 2007 and 60,100 shares were repurchased in the second quarter of 2007. The Board of Directors also voted to establish a dividend reinvestment and stock purchase plan under which shares of the Company’s common stock are available for sale to the registered shareholders of the Company. The Plan provides shareholders with an alternative way to increase their holdings of our common stock by reinvesting dividends or making optional cash payments to purchase additional shares.

NOTE G – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its quarterly evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991 as of March 31, 2007. This write down was recorded directly to earnings in the first quarter. This trust company has two common directors with the Company.

NOTE H – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on its consolidated financial position or results of operations.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

Total assets at June 30, 2007 increased by $11.0 million or 2.2% to $505.7 million compared to $494.7 million at December 31, 2006. The Company had earning assets of $463.5 million at June 30, 2007. Gross loans increased by $11.0 million or 3.0% to $381.4 million from $370.4 million at December 31, 2006. Investment securities and other non-marketable equity securities increased by $9.0 million or 13.4% to $76.1 million from $67.1 million at December 31, 2006. Overnight investments decreased by $5.8 million or 33.6% from $17.3 million at December 31, 2006 to $11.5 million. Total deposits as of June 30, 2007 increased by $6.3 million or 1.6% to $407.4 million compared to $401.1 million at December 31, 2006. Total borrowed money as of June 30, 2007 increased $3.9 million or 5.9% to $41.0 million compared to $37.1 million at December 31, 2006. Stockholders’ equity was $56.0 million at June 30, 2007 compared to $55.1 million at December 31, 2006 for an increase of $900,000 or 1.6%.

The Company recorded a $231,000 provision for loan losses for the quarter ended June 30, 2007, representing a decrease of $437,000 or 65.4% from the $668,000 provision for the quarter ended June 30, 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company has continued to provide provisions for loan losses principally as a result of the continued growth in the loan portfolio. The allowance for loan losses decreased by $85,000 or 1.5% to $5.5 million at June 30, 2007 as compared to $5.6 million at December 31, 2006, primarily due to a decrease in non-performing loans during the first half of 2007. The allowance for loan losses equaled 1.45% of total loans outstanding at June 30, 2007 as compared to 1.52% at December 31, 2006. In addition the allowance for loan losses equaled 369% of non-performing loans and leases, which totaled $1.5 million at June 30, 2007 and 268% of non-performing loans and leases at December 31, 2006 which totaled $2.1 million.

The Company had investment securities available for sale of $72.2 million at June 30, 2007. The portfolio increased by $9.2 million or 14.6% from the $63.0 million balance at December 31, 2006 due principally to the purchase of $17.9 million in securities, the sale of $4.5 million in securities and principal payments received in the amount of $4.2 million. In addition securities held to maturity decreased by $400,000 or 18.5% from $2.2 million at December 31, 2006 to $1.8 million at June 30, 2007 as a result of the call of one $400,000 municipal bond.

Interest-earning deposits with banks at June 30, 2007 decreased by $5.8 million or 33.6% to $11.5 million compared to $17.3 million at December 31, 2006. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets at June 30, 2007 decreased by $3.3 million or 7.2% to $42.2 million compared to $45.5 million at December 31, 2006. The decrease is primarily attributable to a decrease of $2.0 million to $18.0 million in the cash and due from banks category. Cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $8.9 million at June 30, 2007, a decrease of $178,000. Accrued interest receivable decreased $323,000 to $2.6 million at June 30, 2007 as a result of the timing in the collection of interest income. Foreclosed real estate decreased by $170,000, from $195,000 at December 31, 2006 to $25,000 at June 30, 2007, as a result of the sale of six 1-4 family properties at a gain of $27,000. Other assets decreased by $660,000 at June 30, 2007 to $2.8 million.

Total deposits increased $6.4 million or 1.6% from $401.1 million at December 31, 2006 to $407.5 million at June 30, 2007. The composition of the deposit base, by category, at June 30, 2007 is as follows: 14% non-interest bearing demand deposits, 7% savings deposits, 19% money market and NOW accounts and 60% time deposits. Savings deposits and time deposit categories experienced increases over the six-month period. Dollar and percentage increases were as follows: savings deposits, $12.1 million or 80.4%; and time deposits, $18.9 million or 8.4%. The savings deposit increase was primarily attributable to the introduction of a savings account product whose rate is tied to the 90 day Treasury bill. The non-interest bearing demand deposits category experienced a decrease of $3.3 million or 5.3% which was attributable to normal fluctuations in corporate checking accounts and the money market and NOW accounts category experienced a decrease of $21.4 million or 21.8%. This decrease was primarily attributable to the fact that the Bank was the escrow agent for a community bank start-up. The bank broke escrow in March and withdrew escrow funds in the amount of $19.2 million. Time deposits of $100,000 or more totaled $128.3 million, or 32% of total deposits at June 30, 2007. The composition of deposits at December 31, 2006 was 15% non-interest bearing demand deposits, 4% savings deposits, 25% money market and NOW accounts and 56% time deposits.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, increased $7.5 million or 48.5% from $15.5 million at December 31, 2006 to $23.0 million at June 30, 2007. This increase was due to a deposit from one commercial customer in the amount of $7.5 million. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2007 and December 31, 2006 of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2007 and December 31, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at June 30, 2007, a decrease of $3.6 million or 25.9% from December 31, 2006. On March 9, 2007, the Company redeemed $3,500,000 of its 9.00% Trust Preferred Securities. The redemption included interest from January 1, 2007 through the redemption date and was paid with the proceeds from the sale of investment securities available for sale. The maturity date of the remaining subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities decreased $96,000 or 7.0% to $1.3 million at June 30, 2007 from $1.4 million at December 31, 2006. The increase is primarily attributable to the payment of accrued income taxes.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

Net Income. The Company generated net income for the three months ended June 30, 2007 of $1,222,000 compared to net income for the three months ended June 30, 2006 of $932,000. Earnings for the three months ended June 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $218,000, net of income tax combined with the provision for loan losses of $668,000. On a per share basis, basic earnings were $.18 for the first three months of 2007 compared to $.14 for 2006, and diluted earnings were $.17 for 2007 compared to $.13 for 2006. For the three months ended June 30, 2007 and 2006, respectively annualized return on average assets was 1.00% and 0.82% and annualized return on average equity was 8.81% and 7.17%.

Net Interest Income. Net interest income increased $168,000 from $4.8 million for the three months ended June 30, 2006 to $4.9 million for the three months ended June 30, 2007. Net interest income benefited from growth in average earning assets which was partially offset by a compression in net interest margin.

Total average earning assets increased $41.3 million or 9.9% from an average of $419.3 million during the second quarter of 2006 to an average of $460.6 million during the second quarter of 2007. The Company experienced good loan growth with average loan balances increasing by $21.9 million. The increase in average balances for investment securities and interest-earning deposits was $19.4 million. Average interest-bearing liabilities increased by $32.2 million during the three months ended June 30, 2007. Average deposits increased $34.5 million while average borrowings decreased $2.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2007 was 4.28% compared to 4.59% for the same quarter in 2006. The decrease in net interest margin resulted primarily from the increase in the Company’s cost of funds. The average yield on the Company’s interest bearing assets increased from 7.57% for the quarter ended June 30, 2006 to 7.75% for the same quarter in 2007. At the same time the average cost on interest earning liabilities increased from 3.61% for the quarter ended June 30, 2006 to 4.22% for the same quarter in 2007. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 43 basis points from 3.96% in the quarter ended June 30, 2006 to 3.53% for the same quarter in 2007.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended June 30, 2007 was $231,000, representing a $437,000 or 65.4% decrease from the $668,000 recorded for the quarter ended June 30, 2006. The decrease in the provision was primarily related to a decrease in non-performing loans and leases of $3.2 million or 68% from $4.7 million at June 30, 2006 to $1.5 million at June 30, 2007. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans decreased from $2.8 million at June 30, 2006 to $674,000 at June 30, 2007. In addition non-performing leases decreased from $1.9 million at June 30, 2006 to $837,000 at June 30, 2007. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of June 30, 2007 the leasing portfolio totaled approximately $5.9 million compared to the balance of $11.8 million at June 30, 2006.

Non-interest Income. Non-interest income decreased by $147,000 or 16.9% to $722,000 for the three months ended June 30, 2007 compared with $869,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 12.8% for the three months ended June 30, 2007 from 15.5% for the same period in the prior year. The largest components of non-interest income were service charges on deposit accounts of $608,000 for the quarter ended June 30, 2007, compared to $601,000 in 2006 and fees from mortgage banking operations of $93,000 in 2007 as compared to $106,000 in 2006 or a 12.3% decrease. This decrease is primarily the result of the slowdown in the housing market in 2007 as a result of the increase in long-term mortgage rates and the general slow-down in the real estate market. In addition, the value of the 7.75% interest rate floor decreased by $67,000 due to the market’s perception that the Federal Open Market Committee is not going to drop short-term rates in the near future.

Non-interest Expense. Total non-interest expense increased $33,000 or 1.0% from $3.4 million for the three months ended June 30, 2006 to $3.5 million for the same period in 2007. The increase was primarily due to a data processing cost increase of $82,000 as a result of higher processing volumes and an increase in FDIC insurance cost of $54,000 as a result of higher assessment rates. These increases were partially offset by a decrease in compensation expense from $1.9 million in 2006 to $1.7 million in 2007. The decrease in compensation expense of $112,000 was primarily related to expense associated with stock options granted under SFAS 123R of $332,000 in 2006 as compared to $13,000 in

2007 and was partially offset by an increase in compensation and benefit expense of $220,000 related to additional employees hired.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.7% and 38.0% for the three months ended June 30, 2007 and 2006, respectively. Increased tax exempt income in 2007 resulted in the lower effective tax rate.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006

Net Income. The Company generated net income for the six months ended June 30, 2007 of $2.5 million compared to net income for the six months ended June 30, 2006 of $2.2 million. Earnings for the six months ended June 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $232,000, net of income tax, combined with the provision for loan losses of $940,000. On a per share basis, basic earnings were $.36 for the first six months of 2007 compared to $.33 for 2006, and diluted earnings were $.35 for 2007 compared to $.31 for 2006. For the six months ended June 30, 2007 and 2006, respectively annualized return on average assets was 1.03% and 1.00% and annualized return on average equity was 9.04% and 8.71%.

Net Interest Income. Net interest income increased $436,000 from $9.3 million for the six months ended June 30, 2006 to $9.7 million for the six months ended June 30, 2007. Net interest income benefited from growth in average earning assets which was partially offset by a compression in net interest margin.

Total average earning assets increased $37.8 million or 9.1% from an average of $415.4 million during the first half of 2006 to an average of $453.2 during the first half of 2007. The Company experienced good loan growth with average loan balances increasing by $29.0 million. Average balances for investment securities and interest-earning deposits increased $8.8 million. Average interest-bearing liabilities increased by $38.7 million for the six months ended June 30, 2007. Average deposits increased $40.0 million while average borrowings decreased by $1.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2007 was 4.32% compared to 4.51% for the six months ended June 30, 2006. The decrease in net interest margin resulted primarily from the increase in the Company’s cost of funds. The average yield on the Company’s interest bearing assets increased from 7.35% for the six months ended June 30, 2006 to 7.78% for the same period in 2007. At the same time the average cost on interest earning liabilities increased from 3.51% for the six months ended June 30, 2006 to 4.22% for the same period in 2007. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 28 basis points from 3.84% during the six months ended June 30, 2006 to 3.56% for the same period in 2007.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the six months ended June 30, 2007 was $414,000, representing a $526,000 or 56.0% decrease over the $940,000 recorded for the six months ended June 30, 2006. The decrease in the provision was primarily related to a decrease in non-performing loans and leases of $3.2 million or 68% from $4.7 million at June 30, 2006 to $1.5 million at June 30, 2007. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans decreased from $2.8 million at June 30, 2006 to $674,000 at June 30, 2007. In addition non-performing leases decreased from $1.9 million at June 30, 2006 to $837,000 at June 30, 2007. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of June 30, 2007 the leasing portfolio totaled approximately $5.9 million compared to the balance of $11.8 million at June 30, 2006.

Non-Interest Income. Non-interest income decreased by $167,000 or 9.8% to $1.5 million for the six months ended June 30, 2007 compared with $1.7 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 13.6% at June 30, 2007 from 15.5% at June 30, 2006. The largest components of non-interest income were service charges on deposit accounts of $1.2 million for the quarters ended June 30, 2007 and 2006 and fees from mortgage banking operations of $173,000 in 2007 as compared to $187,000 in 2006 or a 7.5% decrease. Fees from mortgage operations decreased due to rising rates. This decrease is primarily the result of the slowdown in the housing market in 2007 as a result of the increase in long-term mortgage rates and the general slow-down in the real estate market. In addition, the value of the 7.75% interest rate floor decreased by $56,000 due to the market’s perception that the Federal Open Market Committee is not going to drop short-term rates in the near future.

Non-Interest Expenses. Total non-interest expense increased from $6.5 million for the six months ended June 30, 2006 to $6.9 million for the same period in 2007. The 6.4% change was primarily due to professional fees which increased $109,000 related to increased legal and regulatory compliance costs, data processing cost which increased $107,000 primarily as a result of higher processing volumes and FDIC insurance cost which increased by $112,000 as a result of higher assessment rates. Compensation expense also increased $17,000. The increase in compensation expense was primarily related to expense associated with stock options granted under SFAS 123R of $347,000 in 2006 as compared to $26,000 in 2007 and was offset by an increase in compensation and benefit expense of $361,000 related to additional employees hired.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.5% and 37.2% for the six months ended June 30, 2007 and 2006, respectively. Increased tax exempt income in 2007 resulted in the lower effective tax rate.

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

As of June 30, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $101.7 million, which represents 20.1% of total assets and 22.7% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $6.0 million outstanding from the FHLB at June 30, 2007). At June 30, 2007, outstanding commitments to extend credit were $19.7 million and available line of credit balances totaled $93.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 60.0% of the Company’s total deposits at June 30, 2007, and 56.3% at December 31, 2006. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 31.5% of the Company’s total deposits at June 30, 2007. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At June 30, 2007, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors included in the Company’s most recent form annual report on form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2007.

Month Purchased	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
April, 2007	17,000	$11.05	48,713	$2,369,120

May, 2007	43,100	$11.08	91,813	$1,878,211

June, 2007	—	—	91,813	$1,878,211

Total	60,100	$11.07	91,813	$1,878,211

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

Item 5. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 22, 2007. Of 6,999,464 shares entitled to vote at the meeting, 5,743,392 voted. The following matters were voted on at the meeting:

Proposal 1: To elect five board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Frank L. Gentry	5,029,252	714,139
Alison J. Smith	5,029,252	714,139
David D. Whitley	5,027,070	716,321
Gregory N. Wylie	5,024,797	718,594

1-year term	Votes For	Votes Withheld
V. Stephen Moss	5,103,959	639,432

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2007. Votes were as follows:

Votes For	Votes Against	Votes Withheld
5,697,632	24,601	21,158

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) **

10.6	2001 Incentive Stock Option Plan***

10.7	2002 Nonstatutory Stock Option Plan****

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
***	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 8/8/2007	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 8/8/2007	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer