Form 10-K/A
period 2006-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-10-26
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

Documents Incorporated by Reference.

2007 Annual Meeting Proxy Statement

EXPLANATORY NOTE:

This Amendment No. 3 to Form 10-K for the year ended December 31, 2006 (“Form 10-K/A”) has been filed by American Community Bancshares, Inc. (the “Company”) to present fully the items amended by Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2006, filed with the Commission on April 20, 2007 (“Amendment No. 1”). This amendment does not present any new or revised disclosure from that contained in Amendment No. 1 and does not amend, modify or update any information from that which has been previously disclosed in the Company’s filings under the Securities Exchange Act of 1934. Whereas Amendment No. 1 presented only the specific passages or paragraphs containing amended disclosure, this Form 10-K/A presents those items in their entirety.

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

	Dividends Paid	Sale Price
		Common Stock		Warrants
		High	Low	High	Low
2006
First Quarter	$0.05	$13.73	$12.14	$—	$—
Second Quarter	0.05	13.49	12.04	—
Third Quarter	0.05	12.23	11.18	—	—
Fourth Quarter	0.05	11.71	11.00	—	—
2005
First Quarter	$0.05	$9.53	$9.46	$4.50	$2.33
Second Quarter	0.05	11.53	11.33	2.67	2.33
Third Quarter	0.05	11.47	11.44	—	—
Fourth Quarter	0.05	12.51	12.07	—	—

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

NOTE 25 – SUBSEQUENT EVENT

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

Randy P. Helton	Dan R. Ellis, Jr.
President & Chief Executive Officer	Chief Financial Officer

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

October 26, 2007	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton Randy P. Helton, President, Chief Executive Officer and Director	October 26, 2007

/s/ Dan R. Ellis, Jr. Dan R. Ellis, Jr., Chief Financial Officer	October 26, 2007

/s/ Frank L. Gentry Frank L. Gentry, Director	October 26, 2007

/s/ Philip R. Gilboy Phil R. Gilboy, Director	October 26, 2007

/s/ David J. Guilford David J. Guilford, Director	October 26, 2007

/s/ Larry S. Helms Larry S. Helms, Director	October 26, 2007

/s/ Alison J. Smith Alison J. Smith, Director	October 26, 2007

/s/ David D. Whitley David D. Whitley, Director	October 26, 2007

/s/ Gregory N. Wylie Gregory N. Wylie, Director	October 26, 2007

/s/ Robert G. Dinsmore Robert G. Dinsmore, Director	October 26, 2007

/s/ Thomas J. Hall Thomas J. Hall, Director	October 26, 2007

Peter A. Pappas, Director	October 26, 2007

/s/ L. Steven Phillips L. Steven Phillips, Director	October 26, 2007

/s/ V. Stephen Moss V. Stephen Moss	October 26, 2007