Form 10-Q/A
period 2007-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-10-26
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

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

☐ Yes      ☒No

As of May 1, 2007, 7,020,343 shares of the issuer’s common stock, $1.00 par value, were outstanding.

EXPLANATORY NOTE:

This Amendment No. 2 to Form 10-Q for the quarter ended March 31, 2007 has been filed by American Community Bancshares, Inc. (the “Company”) to correct references to Form 10-K contained in the certifications of the Company’s Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

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