Form 10-Q
period 2007-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-11-07
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 19, 2007, 6,502,288 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 25 pages.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006*
	(In Thousands)
ASSETS

Cash and due from banks	$15,684	$19,950
Interest-earning deposits with banks	5,484	17,295
Investment securities available for sale, at fair value	77,272	63,018
Investment securities held to maturity, at cost	1,771	2,174
Loans	373,309	370,431
Allowance for loan losses	(5,374)	(5,628)

NET LOANS	367,935	364,803

Accrued interest receivable	2,922	2,938
Bank premises and equipment, net	8,746	9,105
Foreclosed real estate	25	195
Non-marketable equity securities	2,119	1,879
Goodwill	9,838	9,838
Other assets	3,232	3,463

TOTAL ASSETS	$495,028	$494,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand - non-interest bearing	$54,805	$61,735
Savings	26,910	15,111
Money market and NOW	67,728	98,333
Time	247,936	225,958

TOTAL DEPOSITS	397,379	401,137

Short-term borrowings	25,531	15,473
Long-term debt	18,002	21,612
Accrued expenses and other liabilities	1,649	1,368

TOTAL LIABILITIES	442,561	439,590

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,502,288 and 7,008,081 issued and outstanding, respectively	6,502	7,008
Additional paid-in capital	32,351	37,637
Retained earnings	13,954	11,072
Accumulated other comprehensive loss	(340)	(649)

TOTAL STOCKHOLDERS’ EQUITY	52,467	55,068

Commitments (Note B)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,028	$494,658

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$7,976	$7,421	$23,661	$21,139
Investments	949	761	2,504	2,177
Interest-earning deposits with banks	145	138	524	264

TOTAL INTEREST INCOME	9,070	8,320	26,689	23,580

INTEREST EXPENSE
Money market, NOW and savings deposits	568	382	1,783	1,096
Time deposits	3,132	2,681	8,802	6,855
Borrowings	525	583	1,540	1,672

TOTAL INTEREST EXPENSE	4,225	3,646	12,125	9,623

NET INTEREST INCOME	4,845	4,674	14,564	13,957
PROVISION FOR LOAN LOSSES	156	1,530	570	2,470

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,689	3,144	13,994	11,487

NON-INTEREST INCOME
Service charges on deposit accounts	617	616	1,806	1,779
Mortgage operations	70	83	243	270
Gain on investment securities	2	35	19	60
Gain on derivative	138	—	82	—
Other	134	128	340	449

TOTAL NON-INTEREST INCOME	961	862	2,490	2,558

NON-INTEREST EXPENSE
Salaries and employee benefits	1,768	1,512	5,169	4,896
Occupancy and equipment	560	560	1,689	1,691
Other than temporary impairment of non-marketable equity securities	—	—	76	—
Professional fees	316	262	934	771
Other	805	771	2,465	2,219

TOTAL NON-INTEREST EXPENSE	3,449	3,105	10,333	9,577

INCOME BEFORE INCOME TAXES	2,201	901	6,151	4,468
INCOME TAXES	801	290	2,243	1,618

NET INCOME	$1,400	$611	$3,908	$2,850

NET INCOME PER COMMON SHARE
BASIC	$0.21	$0.09	$0.57	$0.41

DILUTED	0.21	0.09	0.56	0.40

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.15	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,635,709	6,929,474	6,873,101	6,886,472

DILUTED	6,799,753	7,173,914	7,037,052	7,165,052

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME	$1,400	$611	$3,908	$2,850

Other comprehensive income:

Securities available for sale:
Unrealized holding gains on securities available for sale	937	1,143	410	192
Tax effect	(360)	(440)	(158)	(74)
Reclassification adjustment for gains realized in income	(2)	(35)	(19)	(60)
Tax effect	1	13	7	23

Net of tax amount	576	681	240	81

Cash flow hedging activities:
Unrealized holding gains/(losses) on cash flow hedging activities	148	89	119	(86)
Tax effect	(57)	(34)	(46)	33
Reclassification adjustment for gains realized in income	—	—	(6)	—
Tax effect	—	—	2	—

Net of tax amount	91	55	69	(53)

Total other comprehensive income	667	736	309	28

TOTAL COMPREHENSIVE INCOME	$2,067	$1,347	$4,217	$2,878

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,908	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	817
Provision for loan losses	570	2,470
Loss (gain) on foreclosed real estate	(27)	60
Loss on sale and disposal of fixed assets	—	6
Gain on sale of securities available for sale	(19)	(60)
Other than temporary impairment of non-marketable equity security	76	—
Gain on derivatives	82	30
Amortization of capital lease obligations	(2)	(4)
Equity compensation expense	38	361
Change in assets and liabilities
Decrease (increase) in accrued interest receivable	16	(379)
Increase in other assets	(13)	(1,601)
Increase (decrease) in accrued expenses and other liabilities	281	(440)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,632	4,110

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(27,167)	(12,358)
Proceeds from sale of securities available for sale	6,959	3,909
Proceeds from maturities, calls and principal repayments of investment securities	6,727	6,629
Net increase in loans from originations and repayments	(3,702)	(36,371)
Purchases of bank premises and equipment	(243)	(293)
Proceeds from sale of foreclosed real estate	197	288
Proceeds from sale of fixed assets	—	6
Purchase of non-marketable equity securities	(316)	(191)

NET CASH USED IN INVESTING ACTIVITIES	(17,545)	(38,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	(25,736)	8,983
Net increase in time deposits	21,978	32,180
Net decrease in advances from Federal Home Loan Bank	—	(111)
Net increase in federal funds purchased and securities sold under agreement to repurchase	10,058	3,207
Redemption of long-term debt	(3,608)	—
Excess tax benefits from stock options exercised	38	119
Cash paid for dividends	(1,026)	(1,032)
Repurchase of common stock	(6,079)	—
Proceeds from issuance of common stock	211	601

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,164)	43,947

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,077)	9,676
CASH AND CASH EQUIVALENTS, BEGINNING	37,245	16,949

CASH AND CASH EQUIVALENTS, ENDING	$21,168	$26,625

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2006 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE B – COMMITMENTS

At September 30, 2007, loan commitments are as follows:

Undisbursed lines of credit	$95,081,955
Stand-by letters of credit	2,777,731
Loan commitments	11,703,125

NOTE C – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

An analysis of the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$5,543	$5,041	$5,628	$4,331
Provision for losses	156	1,530	570	2,470

Charge-offs	(334)	(591)	(926)	(907)
Recoveries	9	7	102	93

Net charge-offs	(325)	(584)	(824)	(814)

Balance at end of period	$5,374	$5,987	$5,374	$5,987

The following is a summary of non-performing assets at the periods presented:

	September 30, 2007	December 31, 2006	September 30, 2006
	(In thousands)
Nonaccrual loans	$784	$563	$1,078
Nonaccrual leases	582	1,246	1,568
Loans 90 days past due and still accruing	13	291	431

Non-performing loans and leases	1,379	2,100	3,077

Foreclosed and repossessed assets	74	201	340

Total non-performing assets	$1,453	$2,301	$3,417

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE C – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS (Continued)

Management estimates the allowance for loan loss balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. The allowance for loan loss consists of several components. One component is for loans that are individually classified as impaired and measured under FASB Statement No. 114. The other components are for collective loan impairment measured under FASB Statement No. 5. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

As of September 30, 2007, the Company had recorded loans considered impaired in accordance with SFAS No. 114 of $1.9 million with a corresponding valuation allowance of $874,000. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary.

NOTE D – PER SHARE RESULTS

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Weighted average shares outstanding for 2006 have been adjusted for the effect of the three-for-two stock split in the first quarter of 2006.

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,635,709	6,929,474	6,873,101	6,886,472

Effect of dilutive stock options	164,044	244,440	163,951	278,580

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,799,753	7,173,914	7,037,052	7,165,052

For the three and nine months ended September 30, 2007, there were 88,000 options that were antidilutive. For the three and nine months ended September 30, 2006 there were 93,000 and 48,923 options, respectively, that were antidilutive.

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

As of September 30, 2007, the Company had two cash flow hedges with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract which is being amortized over the three-year term of the contract. The interest rate floors are carried at a fair market value of $313,055 and are included in other assets as of September 30, 2007.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The Company recorded a $134,000 gain in other income during the quarter ended September 30, 2007 for the change in fair value of the 7.75% interest rate floor, and a $3,803 gain in other income for the ineffective portion of the 7.25% hedged instrument for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the Company recorded a $82,000 gain for changes in fair value and the ineffective portions of the two floors.

NOTE F – SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

On February 1, 2006, the Company’s Board of Directors authorized a publicly announced share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permits the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. Under the original Board of Directors authorization, 31,713 shares were repurchased. On March 27, 2007, the Company’s Board of Directors reauthorized the 225,000 share publicly announced repurchase program for another twelve months and authorized the repurchase of an additional 275,000 shares. Since March 27, 2007 the Company has repurchased all 500,000 shares authorized under this publicly announced repurchase program of which 60,100 shares were repurchased in the second quarter of 2007 and 439,900 shares were repurchased in the third quarter of 2007. During the third quarter of 2007, the Company also repurchased an additional 32,778 shares outside of the publicly announced repurchase plan. The Company’s Board of Directors ratified and approved the repurchase of these additional shares on October 25, 2007. When shares are repurchased, the shares are cancelled.

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

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE G – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991 as of March 31, 2007. This write down was recorded as a charge to earnings in the first quarter of 2007. This trust company has two common directors with the Company.

NOTE H – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This standard is not expected to have a material effect on the Company’s financial position, results of operations or disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin in November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company has decided not to implement SFAS 159 until January of 2008.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets at September 30, 2007 increased by $370,000 or 0.07% to $495.0 million compared to $494.7 million at December 31, 2006. The Company had earning assets of $454.6 million at month-end September 30, 2007. Gross loans increased by $2.9 million or 0.78% to $373.3 million from $370.4 million at December 31, 2006. Investment securities and other non-marketable equity securities increased by $14.1 million or 21.0% to $81.2 million from $67.1 million at December 31, 2006. Overnight investments decreased by $11.8 million or 68.29% from $17.3 million at December 31, 2006 to $5.5 million. Total deposits as of September 30, 2007 decreased by $3.7 million or 0.94% to $397.4 million compared to $401.1 million at December 31, 2006. Total borrowed money as of September 30, 2007 increased $6.4 million or 17.4% to $43.5 million compared to $37.1 million at December 31, 2006. Stockholders’ equity was $52.5 million at September 30, 2007 compared to $55.1 million at December 31, 2006 for a decrease of $2.6 million or 4.7%.

The allowance for loan losses decreased by $254,000 or 4.5% to $5.4 million at September 30, 2007 as compared to $5.6 million at December 31, 2006. The decrease in allowance was due to net charge-offs of $824,000 for the nine months ended September 30, 2007. Charge-offs were primarily related to non-performing loans and leases specifically reserved at December 31, 2006. The allowance for loan losses equaled 1.44% of total loans outstanding at September 30, 2007 as compared to 1.52% at December 31, 2006. In addition the allowance for loan losses equaled 390% of non-performing loans and leases, which totaled $1.4 million at September 30, 2007 and 264% of non-performing loans and leases at December 31, 2006 which totaled $2.1 million. The decrease in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $77.3 million at September 30, 2007. The portfolio increased by $14.3 million or 22.6% from the $63.0 million balance at December 31, 2006. The increase was funded primarily from interest earning deposits with banks. In addition the Company had investment securities held to maturity of $1.8 million at September 30, 2007 and $2.2 million at December 31, 2006.

Interest-earning deposits with banks at September 30, 2007 decreased by $11.8 million or 68.3% to $5.5 million compared to $17.3 million at December 31, 2006. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non-interest earning assets at September 30, 2007 decreased by $5.1 million or 11.1% to $40.4 million compared to $45.5 million at December 31, 2006. The decrease is primarily attributable to a decrease of $4.3 million to $15.7 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. In addition, bank premises and equipment was $8.7 million at September 30, 2007, a decrease of $359,000. Accrued interest receivable decreased $16,000 to $2.9 million at September 30, 2007 as a result of the timing in the collection of interest income. Foreclosed real estate decreased by $170,000 as a result of the sale of eight 1-4 family properties offset by the addition of three 1-4 family properties.

Total deposits decreased $3.8 million or 0.94% from $401.1 million at December 31, 2006 to $397.4 million at September 30, 2007. The composition of the deposit base, by category, at September 30, 2007 is as follows: 14% non-interest bearing demand deposits, 7% savings deposits, 17% money market and NOW accounts and 62% time deposits. The non-interest bearing demand deposits and money market and NOW accounts experienced decreases over the nine-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $6.9 million or 11.2%; and money market and NOW accounts, $30.6 million or 31.1%. The savings and time deposits categories both experienced increases over the nine-month period. Dollar and percentage increases were as follows: savings deposits, $11.8 million or 78.1%; and time deposits, $22.0 million or 9.7%. Time deposits of $100,000 or more totaled $135.1 million, or 34.0% of total deposits at September 30, 2007. The composition of deposits at December 31, 2006 was 15% non-interest bearing demand deposits, 4% savings deposits, 25% money market and NOW accounts and 56% time deposits.

Non-interest bearing demand deposits decreased due to a combination of factors. Some of our larger commercial customers began participating in our repurchase agreement sweep program which resulted in approximately $5.0 million moving to short-term borrowings. In addition three real estate attorney trust accounts decreased by $3.6 million as a result of real estate transaction volume. Money market and NOW accounts also decreased due to several factors. The Company was the escrow agent for a start-up bank in North Carolina and held $18.9 million in a money market escrow account at December 31, 2006. The bank broke escrow and withdrew the funds during the first half of 2007. In addition, money market customers have moved funds to a new savings product that was introduced during the first half of 2007.

The Company also utilizes brokered deposits as a funding source from time to time. Brokered deposit balances at September 30, 2007 were $10.0 million as compared to $8.6 million at December 31, 2006 a $1.4 million or 16.3% increase.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, increased $10.0 million or 65.0% from $15.5 million at December 31, 2006 to $25.5 million at September 30, 2007. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2007 and December 31, 2006 of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2007 and December 31, 2006 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at September 30, 2007, a decrease of $3.6 million or 25.9% from December 31, 2006. On March 9, 2007, the Company redeemed $3,500,000 of its 9.00% Trust Preferred Securities. The redemption included interest from January 1, 2007 through the redemption date and was paid with the proceeds from the sale of investment securities available for sale. The maturity date of the remaining subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities increased $281,000 or 20.54% to $1.6 million at September 30, 2007 from $1.4 million at December 31, 2006. The increase is primarily attributable to an increase in accrued income taxes for the year. Stockholders’ equity decreased $2.6 million or 4.7% to $52.5 million at September 30, 2007 compared to $55.1 million at December 31, 2006. This decrease was the result of the repurchase of 540,791 common shares during the nine months ended September 30, 2007.

Comparison of Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net Income. The Company generated net income for the three months ended September 30, 2007 of $1.4 million compared to net income for the three months ended September 30, 2006 of $611,000. Earnings for the three months ended September 30, 2006 were negatively impacted by the provision for loan losses of $1.5 million. On a fully diluted per share basis earnings were $.21 for the quarter ended September 30, 2007 compared to $.09 for the quarter ended September 30, 2006. For the three months ended September 30, 2007 and 2006, respectively annualized return on average assets was 1.11% and 0.52% and annualized return on average equity was 10.28% and 4.59%.

Net Interest Income. Net interest income increased $171,000 from $4.7 million for the three months ended September 30, 2006 to $4.8 million for the three months ended September 30, 2007. Total interest income benefited from growth in average earning assets offset by a decrease in net interest margin.

Total average earning assets increased $24.2 million or 5.5% from an average of $436.4 million during the third quarter of 2006 to an average of $460.6 million during the third quarter of 2007. The Company experienced solid loan growth with average loan balances increasing by $11.2 million. The increase in average balances for investment securities and interest-earning deposits was $13.0 million. Average interest-bearing liabilities increased by $34.2 million during the three months ended September 30, 2007 of which $34.6 million was attributable to deposits while borrowings decreased $454,000.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2007 was 4.22% compared to 4.25% for the same quarter in 2006. The decrease in net interest margin resulted primarily from the increase in the Company’s cost of funds and the change in mix of deposits. The average yield on the Company’s interest bearing assets increased from 7.63% for the quarter ended September 30, 2006 to 7.88% for the same quarter in 2007. At the same time the average cost on interest earning liabilities increased from 4.13% for the quarter ended September 30, 2006 to 4.36% for the same quarter in 2007. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased from 3.47% in the quarter ended September 30, 2006 to 3.49% for the same quarter in 2007. As previously discussed, the Company experienced a shift to higher cost deposit products during the period ended September 30, 2007.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended September 30, 2007 was $156,000, representing a $1.4 million or 89.80% decrease from the $1.5 million recorded for the quarter ended September 30, 2006. The decrease in the provision was primarily related to a decrease in non-performing loans and leases of $1.7 million or 55.2% from $3.1 million at September 30, 2006 to $1.4 million at September 30, 2007. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans decreased from $1.1 million at September 30, 2006 to $784,000 at September 30, 2007. In addition non-performing leases decreased from $1.6 million at September 30, 2006 to $582,000 at September 30, 2007. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of September 30, 2007 the leasing portfolio totaled approximately $4.9 million compared to the balance of $10.0 million at September 30, 2006.

Non-interest Income. Non-interest income increased by $99,000 or 11.5% to $961,000 for the three months ended September 30, 2007 compared with $862,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 16.6% for the three months ended September 30, 2007 from 15.6% for the same period in the prior year primarily as a result of the derivative gain. The largest components of non-interest income were service charges on deposit accounts of $617,000 for the quarter ended September 30, 2007, compared to $616,000 during the same period in 2006, fees from mortgage banking operations of $70,000 in 2007 as compared to $83,000 in 2006 or a 15.7% decrease, and gain on derivatives of $138,000 in 2007. The 2007 gain on derivatives primarily represents the change in fair value of an interest rate floor agreement that does not qualify for hedge accounting.

Non-interest Expense. Total non-interest expense increased $344,000 or 11.08% from $3.1 million for the three months ended September 30, 2006 to $3.4 million for the same period in 2007. The increase was primarily due to an increase in FDIC insurance cost of $73,000 as a result of higher assessment rates and an increase in compensation expense from $1.5 million in 2006 to $1.8 million in 2007. The increase in compensation expense of $256,000 was related to additional employees hired and merit increases.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.4% and 32.2% for the three months ended September 30, 2007 and 2006, respectively. This increase was primarily due to a higher percentage of non-taxable income to total income for the three months ended September 30, 2006 as compared to 2007.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Net Income. The Company generated net income for the nine months ended September 30, 2007 of $3.9 million compared to net income for the nine months ended September 30, 2006 of $2.9 million. Earnings for the nine months ended September 30, 2006 were negatively impacted by compensation expense related to stock options granted under SFAS 123R in the amount of $361,000, net of income tax, combined with the provision for loan losses of $2.5 million. On a per share basis, basic earnings were $.57 for 2007 compared to $.41 for 2006, and diluted earnings were $.56 for 2007 compared to $.40 for 2006. For the nine months ended September 30, 2007 and 2006, respectively annualized return on average assets was 1.06% and 0.83% and annualized return on average equity was 9.47% and 7.29%.

Net Interest Income. Net interest income increased $607,000 from $14.0 million for the nine months ended September 30, 2006 to $14.6 million for the nine months ended September 30, 2007. Total interest income benefited from growth in average earning assets.

Total average earning assets increased $24.4 million or 5.7% from an average of $428.8 million during the first nine months of 2006 to an average of $453.2 million during the first nine months of 2007. The Company experienced solid loan growth with average loan balances increasing by $14.5 million. Average balances for investment securities and interest-earning deposits increased $9.9 million. Average interest-bearing liabilities increased by $30.8 million of which $31.1 million was attributable to deposits while borrowings decreased $264,000.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2007 was 4.30% compared to 4.35% for the same period in 2006. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased to 3.60% for the nine months ended September 30, 2007 compared to 3.66% for the same period in 2006.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the nine months ended September 30, 2007 was $570,000, representing a $1.9 million or 76.92% decrease over the $2.5 million recorded for the nine months ended September 30, 2006. The decrease in the provision was primarily related to a decrease in non-performing loans and leases of $1.7 million or 55.2% from $3.1 million at September 30, 2006 to $1.4 million at September 30, 2007. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans decreased from $1.1 million at September 30, 2006 to $784,000 at September 30, 2007. In addition non-performing leases decreased from $1.6 million at September 30, 2006 to $582,000 at September 30, 2007. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of September 30, 2007 the leasing portfolio totaled approximately $4.9 million compared to the balance of $10.0 million at September 30, 2006.

Non-Interest Income. Non-interest income decreased by $67,000 or 2.62% to $2.5 million for the nine months ended September 30, 2007 compared with $2.6 million for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 14.6% at September 30, 2007 from 15.5% at September 30, 2006 primarily as a result of the increase in the Company’s net interest income. The largest components of non-interest income were service charges on deposit accounts of $1.8 million for the quarter ended September 30, 2007, an increase of $27,000 or 1.5% from the same period in 2006 and fees from mortgage banking operations of $243,000 in 2007 as compared to $270,000 in 2006 or a 10.0% decrease. Fees from mortgage operations decreased due the slowdown in the real estate market.

Non-Interest Expenses. Total non-interest expense increased from $9.6 million for the nine months ended September 30, 2006 to $10.3 million for the same period in 2007. This 7.90% increase was primarily due to professional fees which increased $163,000 related to increased legal and regulatory compliance costs, data processing cost which increased $114,000 primarily as a result of higher processing volumes and FDIC insurance cost which increased by $186,000 as a result of higher assessment rates. Compensation expense also increased $273,000. The increase in compensation expense was related to an increase in compensation and benefit expense related to additional employees hired and merit increases.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 36.5% and 36.2% for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Maintaining adequate liquidity while managing interest rate risk is the primary goal of the Company’s asset and liability management strategy. Liquidity is the ability to fund the needs of the Company’s borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposit growth, borrowings from the Federal Home Loan Bank, and federal funds lines from correspondent banks are presently the main sources of the Company’s liquidity. The Company’s primary uses of liquidity are to fund loans, pay operating expenses, deposit withdrawals, repay borrowings and to make investments.

As of September 30, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $98.4 million, which represents 19.9% of total assets and 22.3% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $6.0 million outstanding from the FHLB at September 30, 2007). At September 30, 2007, outstanding commitments to extend credit were $11.7 million and available line of credit balances totaled $95.1 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 62.4% of the Company’s total deposits at September 30, 2007, and 56.3% at December 31, 2006. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 34.0% of the Company’s total deposits at September 30, 2007. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits. The Company has $10.0 million in brokered deposits as of September 30, 2007 as compared to $20.5 million at September 30, 2006.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At September 30, 2007, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

The following table sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2007.

Month Purchased	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 2007 – July 31, 2007	206,000	$11.31	297,813	233,900
August 1, 2007 - August 31, 2007	265,629	11.23	531,713	—
September 1, 2007 - September 30, 2007	1,049	11.05	531,713	—
Total	472,678	$11.27	531,713	—

(1)

Includes 32,778 shares repurchased outside of the Company’s publicly announced repurchase plan. Such purchases were effected through open market transactions. The Company’s Board of Directors ratified and approved the repurchase of these additional securities on October 25, 2007.

(2)

On February 1, 2006, the Company’s Board of Directors authorized a publicly announced share repurchase program for up to 225,000 shares of the Company’s outstanding common stock. The Board’s authorization permitted the Company to repurchase shares in the open market or through privately negotiated transactions during the next twelve months when, in the opinion of management, market conditions warrant such action. Under this original authorization, the Company repurchased 31,713 shares. On March 27, 2007, the Company’s Board of Directors reauthorized the 225,000 share publicly announced repurchase program for another twelve months and authorized the repurchase of an additional 275,000 shares.

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

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 11/6/2007	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 11/6/2007	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer