Form 10-K/A
period 2006-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2007-11-21
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,460,000

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date. 7,003,068 shares of Common Stock outstanding as of March 28, 2007:

EXPLANATORY NOTE:

This Amendment No. 4 to Form 10-K for the year ended December 31, 2006 (“Form 10-K/A”) has been filed by American Community Bancshares, Inc. (the “Registrant”) solely in order to file updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This amendment does not present any new or revised disclosure from that contained in, nor does it amend, modify or update any information from that which has been previously disclosed in, the Company’s filings under the Securities Exchange Act of 1934.

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

Charlotte, North Carolina
March 28, 2007

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit number	Description of Exhibit
31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2007	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton Randy P. Helton, President, Chief Executive Officer and Director	November 16, 2007

/s/ Dan R. Ellis, Jr. Dan R. Ellis, Jr., Chief Financial Officer	November 16, 2007

/s/ Frank L. Gentry Frank L. Gentry, Director	November 16, 2007

/s/ Philip R. Gilboy Phil R. Gilboy, Director	November 16, 2007

/s/ David J. Guilford David J. Guilford, Director	November 16, 2007

/s/ Larry S. Helms Larry S. Helms, Director	November 16, 2007

/s/ Alison J. Smith Alison J. Smith, Director	November 16, 2007

/s/ David D. Whitley David D. Whitley, Director	November 16, 2007

/s/ Gregory N. Wylie Gregory N. Wylie, Director	November 16, 2007

/s/ Robert G. Dinsmore Robert G. Dinsmore, Director	November 16, 2007

/s/ Thomas J. Hall Thomas J. Hall, Director	November 16, 2007

/s/ Peter A. Pappas Peter A. Pappas, Director	November 16, 2007

/s/ L. Steven Phillips L. Steven Phillips, Director	November 16, 2007

/s/ V. Stephen Moss V. Stephen Moss, Director	November 16, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit
31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

31(ii)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

32(ii)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)