Form 10-K
period 2007-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2008-03-13
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

Securities registered pursuant to Section 12(g) of the Act

COMMON STOCK, PAR VALUE $1.00 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $81,460,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 6,542,091 shares of Common Stock outstanding as of March 13, 2008:

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement as filed with the Federal Deposit Insurance Corporation in connection with its 2008 annual meeting are incorporated into Part III of this report.

FORM 10-K CROSS-REFERENCE INDEX

PART I	FORM 10-K	PROXY STATEMENT	ANNUAL REPORT

Item 1 – Business	X
Item 1A – Risk Factors	X
Item 1B – Unresolved Staff Comments	X
Item 2 – Properties	X
Item 3 – Legal Proceedings	X
Item 4 – Submission of Matters to a Vote Of Security Holders	X

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	X
Item 6 – Selected Financial Data	X
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations			X
Item 7A – Quantitative and Qualitative Disclosures About Market Risk			X
Item 8 – Financial Statements and Supplementary Data			X
Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	X
Item 9A – Controls and Procedures	X
Item 9B – Other Information	X

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance	X	X
Item 11 – Executive Compensation		X
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		X
Item 13 – Certain Relationships and Related Transactions, and Director Independence		X
Item 14 – Principal Accountant Fees and Services		X

PART IV

Item 15 – Exhibits, Financial Statement Schedules	X

PART 1

ITEM 1 – BUSINESS

Who We Are

American Community Bancshares, Inc. (“Bancshares”) is a bank holding company that owns all of the common stock of American Community Bank (“American Community” or “the Bank”) a state-chartered commercial bank that is insured by the Deposit Insurance Fund of the FDIC. Bancshares was incorporated on February 16, 2000 as a North Carolina-chartered corporation and became the holding company for American Community on April 28, 2000. To become American Community’s holding company, Bancshares received approval of the Federal Reserve Board as well as American Community’s shareholders. Upon receiving such approvals, each share of the common stock of American Community was exchanged on a one-for-one basis for shares of the common stock of Bancshares. Bancshares acquired FNB Bancshares, Inc. and its subsidiary bank First National Bank of the Carolinas (“First National”) based in Gaffney, South Carolina on April 15, 2004. First National was merged into American Community on April 1, 2005.

Since opening in November of 1998, we have accomplished the following:

•	Grown the bank to over $500 million in assets with a compound annualized growth rate of 27.2% since 1999;

•	Assembled a management team consisting of resident bankers from local markets who each have over 25 years of banking experience;

•	Assembled an experienced and diverse board of directors that provides strategic expertise unique to a community bank of our size;

•	Completed the acquisition in 2004 of FNB Bancshares, Inc. and its subsidiary, First National Bank of the Carolinas, Gaffney, SC, thus giving us branch expansion opportunities into South Carolina;

•	Currently operating thirteen (13) full service banking offices throughout North and South Carolina;

•	Listed our common stock for quotation on the Nasdaq Capital Market under the symbol ACBA;

•	Developed a local identity in the communities we serve by sponsoring a wide variety of civic and charitable events;

•	Implemented a shareholder dividend reinvestment program and stock purchase plan;

•	Implemented a stock repurchase plan;

•	Currently paying an annual cash dividend of $0.20 per share.

The Bank operates for the primary purpose of serving the banking needs of individuals, and small to medium-sized businesses in our market areas. While numerous banks in our market have chosen to focus on the affluent and high net worth individuals, we have chosen to focus on middle income households and the entrepreneurial segment of our market. We offer a wide range of banking services including checking, certificates of deposit and savings accounts, commercial, consumer and personal loans, mortgage and other associated financial services.

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

Union County had an estimated 2007 population of 183,000 and Mecklenburg County has an estimated 2007 population of 872,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 36,000, is the largest city in Union County. Union County is currently the fastest growing county in North Carolina and 12th fastest growing county in the country. The population of Union County has grown 42% since 2000. Charlotte, which is ranked 21st in U.S. population, is Mecklenburg County’s and North Carolina’s largest city and has consistently been one of the fastest growing areas of the Southeast. The population of Charlotte and Mecklenburg County had a growth rate of 19% between 2000 and 2006. The most recent unemployment rate was 4.0% for Union County and 4.5% for Mecklenburg County; both lower than the North Carolina state rate of 4.7%. Cherokee County, previous headquarters for the First National Bank of the Carolinas, has an estimated population of 54,000 and an estimated growth rate of 3%. York County, South Carolina is the region’s second fastest growing county and has an estimated population of 200,000. York County also averaged a 21% growth rate between 2000 and 2006, ranking 4th in per capita income in South Carolina. It is also the second fastest growing county in the region behind Union County.

Strategy

American Community has expanded aggressively since opening for business in November 1998. Because of its strong capital position created during its incorporation stage, American Community had the requisite capital needed to permit it to immediately establish branch offices. American Community’s branching strategy is opportunistic. It has established nine branch offices in growing areas within Union and Mecklenburg Counties, North Carolina. The Bank also offers four full-service banking offices located in York and Cherokee Counties, South Carolina. The Bank seeks markets where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices on such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. The Charlotte region is a highly competitive banking market with many competitors including money center, super-regional and community banks. American Community’s strategy is to develop a branch network to take advantage of opportunities that present themselves in both new geographic and new product markets. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions that we believe will add long term enhanced value for our shareholders. The acquisition of First National Bank of the Carolinas in 2004 provided us the opportunity to expand across the South Carolina state line into York County, one of the fastest growing counties in South Carolina. We are one of a handful of banks in North Carolina that has expansion ability across the South Carolina state line. We believe this adds to the long term franchise value of our Company since it is hard to replicate due to the regulatory restrictions that prohibit most out-of-state banks from branching into South Carolina. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. The Bank has maintained a good balance between variable and fixed rate loans within its portfolio. Variable rate loans accounted for 63% of the loan balances outstanding at December 31, 2007 while fixed rate loans accounted for 37% of the balances.

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

Loan Composition. The following table sets forth at the dates indicated the Bank’s loan portfolio composition by type of loan:

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate - mortgage loans:
1-4 family	$35,680	9.08%	$32,414	8.75%	$28,933	8.70%	$27,161	8.81%	$15,894	7.77%
Commercial mortgage	104,209	26.51%	96,946	26.16%	84,694	25.45%	84,621	27.47%	80,395	39.32%
Construction/development	136,531	34.73%	93,643	25.27%	44,037	13.24%	39,844	12.93%	28,469	13.92%
Home equity lines of credit	34,784	8.85%	24,388	6.58%	27,732	8.33%	24,575	7.98%	16,526	8.08%
Commercial and industrial loans	57,958	14.74%	78,086	21.07%	97,197	29.21%	85,911	27.88%	41,121	20.11%
Loans to individuals	20,010	5.09%	36,782	9.93%	35,941	10.80%	30,813	10.00%	8,672	4.25%
Lease financing, net	3,941	1.00%	8,316	2.24%	14,193	4.27%	15,177	4.93%	13,397	6.55%

Subtotal	393,113	100.00%	370,575	100.00%	332,727	100.00%	308,102	100.00%	204,474	100.00%

Less: allowance for loan losses	(5,740)		(5,628)		(4,331)		(3,488)		(2,529)
Plus: net unamortized deferred fees and costs	(154)		(144)		(19)		(114)		59

Total	$387,219		$364,803		$328,377		$304,500		$202,004

The following table sets forth the contractual maturity of loans at December 31, 2007:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$12,165	$23,515	$—	$35,680
Commercial mortgage	29,159	74,746	304	104,209
Construction/development	97,032	39,473	26	136,531
Home equity lines of credit	8,266	26,466	52	34,784
Commercial and industrial loans	37,476	20,307	175	57,958
Loans to individuals	8,585	11,269	156	20,010
Lease financing, net	526	3,415	—	3,941

Total	$193,209	$199,191	$713	$393,113

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2007:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$90,674	$47,390	$138,064
Home equity lines of credit	52	26,466	26,518
Commercial and industrial loans	10,713	9,769	20,482
Loans to individuals	9,891	1,534	11,425
Lease financing, net	3,415	—	3,415

	$114,745	$85,159	$199,904

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

Residential one-to-four family loans amounted to $35.7 million at December 31, 2007. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas. Most of the permanent one-to-four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank’s financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $326,000 for the year ended December 31, 2007. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans equaled $104.2 million at December 31, 2007. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another primary lending focus for the Bank is construction/development lending with balances outstanding as of December 31, 2007 of $136.5 million. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and on occasion makes construction loans to builders of homes that are not pre-sold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well established builders and not with large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Bank’s lending activities. At December 31, 2007, the Bank’s commercial loan portfolio equaled $58.0 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals and Home Equity Lines of Credit. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans and totaled $54.8 million at December 31, 2007. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Leasing. At December 31, 2007 the Bank’s lease portfolio equaled $3.9 million. This type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leasing division also requires personal guarantees on the majority of our leases. In 2006, the Bank determined that the leasing business has become extremely competitive and is dominated by a few large players. The Bank felt that leasing is not the best use of its capital and has contracted with a third party leasing company to liquidate the remaining leases in our portfolio. The bank no longer originates leases and is allowing the portfolio to pay down.

Other Loan Products. The Bank is an active home mortgage originator and several of our offices have trained lending personnel to originate home mortgage loans for the account of third parties. We currently have four lending relationships to which we sell all home mortgages to enable us to satisfy special lending requests of our borrowing customers. The Bank offers a credit card on an agency basis as an accommodation to its customers. The Bank assumes none of the underwriting risk associated with credit card accounts established through this agency arrangement.

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

The President of American Community, and the Chief Credit Officer each have the authority to approve loans up to the lending limits set by the Board of Directors, which were $2,000,000 and $1,500,000, respectively, at December 31, 2007. These limits are based upon the total credit exposure in a relationship and not based on loan transaction size. The President and Chief Credit Officer together can approve up to $3,000,000 of total customer credit exposure with the following exceptions. Any acquisition and development loan over $1,500,000, speculative construction loans over $1,500,000, land acquisition and hold transactions greater than $1,000,000 and any loans to non-profit organizations greater than $1,000,000 must be approved by the Loan Committee. All loans above the lending limit of the President and Chief Credit Officer are reviewed and approved by the Loan Committee, which consists of the President, the South Carolina Regional Executive, and six outside directors. In addition, the Chief Credit Officer serves as a non-voting member of this committee. At December 31, 2007, the Loan Committee had the authority to approve loans up to the Bank’s legal lending limit. The Bank’s legal lending limit was $7.2 million at December 31, 2007. The Bank seldom makes loans approaching its legal lending limit. All loans made to executive officers and directors must be approved by the full Board of Directors.

Non-performing Assets

The table sets forth, for the periods indicated, information about our non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$866	$563	$469	$881	$330
Non-accrual leases	345	1,246	482	—	—
Restructured loans	511	—	—	—	—

Total non-performing loans	1,722	1,809	951	881	330
Foreclosed real estate and other repossessed assets	9	201	479	311	157

Total non-performing assets	$1,731	$2,010	$1,430	$1,192	$487

Accruing loans past due 90 days or more	$—	$291	$1,402	$1,117	$597
Allowance for loan losses	5,740	5,628	4,331	3,488	2,529
Non-performing loans to period end loans	0.44%	0.49%	0.29%	0.29%	0.16%
Allowance for loan losses to period end loans	1.46%	1.52%	1.30%	1.13%	1.24%
Allowance for loan losses to non-performing loans	333%	311%	455%	396%	766%
Non-performing assets to total assets	0.34%	0.41%	0.33%	0.30%	0.17%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when there are serious doubts about the collectibility of principal or interest. Loans are placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. In 2007, the Bank had one troubled debt restructured loan for $511,000. Due to the borrower’s inability to make the payments required under the original loan terms, the Bank modified the terms by granting a longer amortized repayment structure in exchange for obtaining real estate as collateral. The restructured loan is currently recorded as a non-accrual loan, has a related allowance for loan loss of $103,000 and is not past due. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2007, no major loans had been identified as potential problem loans.

At December 31, 2007, the Bank had $1,211,000 in non-accrual loans and leases. Interest foregone on non-accrual loans was approximately $44,000 for the year ended December 31, 2007 and $42,000 for the year ended December 31, 2006.

Other real estate owned consists of foreclosed properties. At December 31, 2007, foreclosed real estate and other repossessed assets totaled $9,000 or less than .01% of total assets, and consisted of equipment and one vehicle. At December 31, 2006, foreclosed real estate and other repossessed assets totaled $201,000 or .04% of total assets, and consisted of seven residences and two vehicles.

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

Growth in loans outstanding has been the primary reason for increases in the allowance for loan losses and the resultant provisions for loan losses necessary to provide for those increases. This growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For the five years ended December 31, 2007, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 8% to 9%, commercial mortgage loans – 25% to 39%, construction/development real estate loans – 13% to 35%; home equity loans - 7% to 9%; commercial and industrial loans -15% to 29%; loans to individuals - 4% to 11%; and lease financing - 1% to 7%. For all full fiscal years through 2007, loan loss experience was similar to that of other banks our age, with net loan charge-offs in each year no greater than 0.37% of average loans outstanding. The allowance for loan losses at December 31, 2007 of $5.7 million represents 1.46% of total loans and 333% of non-performing loans. The increase in the allowance for loan losses is primarily attributable to the increase in total loans outstanding at December 31, 2007.

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

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$3,450	60.10%	$2,340	41.58%	$2,155	47.39%	$2,149	49.21%	$1,283	61.01%
Home equity lines of credit	177	3.08%	130	2.31%	137	8.33%	72	7.98%	50	8.08%
Commercial and industrial loans	1,121	19.53%	1,132	20.11%	929	29.21%	731	27.88%	676	20.11%
Loans to individuals	340	5.92%	405	7.20%	215	10.80%	232	10.00%	162	4.25%
Lease financing, net	652	11.36%	1,621	28.80%	895	4.27%	304	4.93%	358	6.55%

Total	$5,740	100.00%	$5,628	100.00%	$4,331	100.00%	$3,488	100.00%	$2,529	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$5,628	$4,331	$3,488	$2,529	$2,375
Charge-offs:
Real estate loans	19	10	—	51	—
Home equity lines of credit	—	43	—	—	—
Commercial and industrial loans	180	64	8	211	598
Lease financing, net	728	1,183	28	24	—
Loans to individuals	108	50	45	54	67

Total charge-offs	1,035	1,350	81	340	665

Recoveries:
Real estate loans	—	—	—	1	—
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	5	1	100	12	35
Lease financing, net	91	26	4	—	—
Loans to individuals	18	8	11	27	—

Total recoveries	114	35	115	40	35

Net charge-offs (recoveries)	921	1,315	(34)	300	630
Allowance acquired from First National merger		—	—	685	—
Provision for loan losses	1,033	2,612	809	574	784

Balance at end of period	$5,740	$5,628	$4,331	$3,488	$2,529

Total loans outstanding	$392,959	$370,431	$332,708	$307,988	$204,533
Average loans outstanding	$370,832	$351,401	$317,986	$275,011	$182,108
Allowance for loan losses to total loans outstanding	1.46%	1.52%	1.30%	1.13%	1.24%
Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.25%	0.37%	-0.01%	0.11%	0.35%

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

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$13,635	$341	$10	$13,966
Mortgage-backed securities	49,116	385	196	49,305
State and municipal bonds	10,762	109	44	10,827

	73,513	835	250	74,098
Marketable equity securities	907	7	—	914

Total securities available for sale	$74,420	$842	$250	$75,012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,770	$34	$—	$1,804

Total securities held to maturity	$1,770	$34	$—	$1,804

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$20,202	$44	$117	$20,129
Mortgage-backed securities	37,047	10	835	36,222
State and municipal bonds	6,265	32	42	6,255

	63,514	86	994	62,606
Marketable equity securities	407	5	—	412

Total securities available for sale	$63,920	$91	$994	$63,018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,174	$18	$—	$2,192

Total securities held to maturity	$2,174	$18	$—	$2,192

The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2007, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield (1)
	(Dollars in thousands)
Securities available for sale and held to maturity
U. S. Government agencies
Due within one year	$3,000	$3,000	4.25%
Due after one but within five years	499	501	5.44%
Due after five but within ten years	8,396	8,732	5.35%
Due after ten years	1,740	1,733	5.67%

	13,635	13,966	5.15%

Mortgage-backed securities
Due within one year	23	23	5.00%
Due after one but within five years	971	970	4.54%
Due after five but within ten years	10,241	10,239	4.46%
Due after ten years	37,881	38,073	5.04%

	49,116	49,305	4.91%

Municipal bonds
Due after one but within five years	1,320	1,323	5.32%
Due after five but within ten years	2,617	2,641	5.79%
Due after ten years	8,595	8,667	6.47%

	12,532	12,631	5.70%

Total investment securities
Due within one year	$3,023	$3,023	4.26%
Due after one but within five years	2,790	2,794	5.07%
Due after five but within ten years	21,254	21,612	4.98%
Due after ten years	48,216	48,473	5.32%

	$75,283	$75,902	5.09%

(1)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using an assumed tax rate of 34% for 2007.

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

The Bank periodically uses brokered deposits consistent with asset and liability management policies. At December 31, 2007 the Bank had $12,001,000 in brokered deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

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

	Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing NOW, savings, and money market accounts	$100,047	2.24%	$91,792	1.78%	$82,270	1.28%
Other time deposits	128,382	4.84%	102,697	3.76%	87,656	3.05%
Time deposits greater than $100,000	112,416	5.05%	120,443	4.78%	108,547	3.28%

Total interest bearing deposits	340,845	4.15%	314,932	3.57%	278,473	2.62%
Demand and other non-interest bearing deposits	59,376		58,705		53,753

Total average deposits	$400,221	3.53%	$373,637	3.01%	$332,226	2.19%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2007.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
	(Dollars in thousands)
Certificates of $100,000 or more	$48,920	5.01%	$24,623	5.08%	$54,923	4.89%	$15,266	4.69%	$143,732	4.94%

Certificates of less than $100,000	40,524	4.90%	23,417	4.89%	36,198	4.76%	9,406	4.37%	109,545	4.81%

Total	$89,444	4.96%	$48,040	4.99%	$91,121	4.84%	$24,672	4.57%	$253,277	4.88%

Borrowings

Borrowed funds consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), securities sold under agreement to repurchase, federal funds purchased, obligations under a capitalized lease for the Bank’s main office facility and junior subordinated debentures. The following table summarizes balance and rate information for borrowed funds as of the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$6,000	$6,000	$11,111
Weighted average rate	3.53%	3.53%	4.11%

Securities sold under agreement to repurchase
Amount	$18,193	$15,473	$8,615
Weighted average rate	2.88%	3.69%	2.62%

Federal funds purchased
Amount	$13,316	$—	$3,118
Weighted average rate	4.60%	—	4.60%

Capitalized lease obligation
Amount	$1,685	$1,694	$1,702
Weighted average rate	8.24%	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$6,000	$11,056	$12,722
Securities sold under agreement to repurchase	25,531	17,058	25,882
Federal funds purchased	13,316	6,337	7,000
Capitalized lease obligation	1,694	1,702	1,710

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$6,000	$10,834	$12,215
Weighted average rate	3.53%	4.17%	3.85%

Securities sold under agreement to repurchase
Average balance	$20,977	$13,753	$13,138
Weighted average rate	3.70%	3.42%	2.18%

Federal funds purchased
Average balance	$340	$913	$778
Weighted average rate	4.41%	4.84%	1.80%

Capitalized lease obligation
Average balance	$1,692	$1,700	$1,708
Weighted average rate	8.24%	8.24%	8.24%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $1.0 million at December 31, 2007, and a blanket lien on qualifying first mortgage loans. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets. The unused portion of this line of credit is $69.8 million as of December 31, 2007.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the investment securities at December 31, 2007 was $18.5 million.

Bancshares also has unused lines of credit totaling $16.2 million from correspondent banks at December 31, 2007.

Junior Subordinated Deferrable Interest Debentures

On December 31, 2001 we privately placed 2,000 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a value of $2,000,000. On March 1, 2002, we privately placed an additional 1,500 shares of American Community Capital Trust I 9% Trust Preferred Securities, having a liquidation value of $1,500,000. The trust preferred securities have a dividend yield equal to 9% of their face value each year and distributions are paid on a quarterly basis. Bancshares’ source of funds for the required interest payments on the trust preferred securities is interest and dividends payable by the Bank to Bancshares plus proceeds received from additional stock sold by Bancshares. Under the terms of the trust preferred securities, Bancshares is permitted to defer the payment of interest on the trust preferred securities for up to 20 consecutive calendar quarters. The amount of any interest deferred also bears interest and must be paid at such time as funds are available to Bancshares. The Trust Preferred Securities were paid off on March 9, 2007.

During 2003, we formed a special purpose entity organized as a business trust under the laws of the State of Connecticut. This business trust, called American Community Capital Trust II, Ltd was formed in order to allow us to issue trust preferred securities. On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR plus 280 basis points. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The rate as of December 31, 2007 was 6.82%. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

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

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 38 offices of 11 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 231 offices of 25 different commercial banks (including the largest banks in North Carolina). While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, Atlanta, Georgia based SunTrust, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County and Regions Bancshares, from Birmingham, Alabama, recently expanded their presence in North Carolina.

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

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, American Community was recognized each year from 1999 to 2007 for outstanding contributions to the United Way Campaign for Union County. American Community is very active in the Special Olympics for Union County and has been honored by Special Olympics as “Business of the Year” for our sponsorship and volunteer efforts.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Bank’s deposits, therefore, are subject to FDIC deposit insurance assessment.

The FDIC recently amended its risk-based deposit assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits, in contrast to the statutorily fixed ratio of 1.25% under the old system. The ratio, which is viewed by the FDIC as the level that the funds should achieve, was established by the agency at 1.25% for 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits. The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset future assessments until exhausted.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2007, Bancshares was well-capitalized with Tier 1 and Total Risk-Based Capital of 12.98% and 14.24%, respectively.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. The FDIC Improvement Act provides for, among other things:

•	publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

•	the establishment of uniform accounting standards by federal banking agencies,

•

the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

•	additional grounds for the appointment of a conservator or receiver, and

•	restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 was enacted. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which sets forth anti-money laundering measures affecting insured depository institutions, broker-dealers and other financial institutions. The Act requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. The USA PATRIOT Act of 2001 has increased costs of regulatory compliance.

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

The status of Bancshares as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, the federal securities laws.

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

Bancshares is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancshares’ consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” and “well managed” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

In addition, a bank holding company is prohibited generally from engaging in, or acquiring five percent or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services;

•	acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

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

The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:

•	a leverage capital requirement expressed as a percentage of adjusted total assets;

•	a risk-based requirement expressed as a percentage of total risk-weighted assets; and

•	a Tier 1 leverage requirement expressed as a percentage of adjusted total assets.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, Bancshares’ ability to pay cash dividends depends upon the cash dividends it receives from the Bank. At present, Bancshares’ only source of income is dividends paid by the Bank and interest earned on any investment securities it holds. Bancshares must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from Bancshares only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank will likely be limited to amounts needed to pay any separate expenses of Bancshares, to pay our regular quarterly dividend to shareholders and to make required payments on our debt obligations, including our outstanding debentures underlying trust preferred securities.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve Board regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, Bancshares, any subsidiary of Bancshares and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tying arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

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

Future Legislation

We cannot predict what legislation might be enacted in the future or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

Employees

As of December 31, 2007, we had full-time 107 employees and 10 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a number of risks. We urge you to read all of the information contained in this annual report on Form 10-K. In addition, we urge you to consider carefully the following factors before you invest in shares of our common stock.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition and the value of our common stock.

Our strategy has been to increase the size of our company by opening new offices, acquiring other banks and by pursuing business development opportunities. We have grown rapidly since we commenced operations. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms while managing the costs and implementation risks associated with our growth strategy. There can be no assurance that our further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through successful expansion of our markets, or that we will be able to maintain capital sufficient to support our continued growth. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance. Any of these risks could negatively impact the value of our common stock.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings and reduce the value of our common stock. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, these rate cuts may have a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our profitability depends significantly on economic conditions in our market area.

Our success depends to a large degree on the general economic conditions in our market areas. The local economic conditions in these areas have a significant impact on the amount of loans that we make to our borrowers, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and performance and the value of our common stock.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market area. If we lose key employees temporarily or permanently, our business could be hurt and the value of our common stock could decline as a result. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel.

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

The banking business in North Carolina is extremely competitive. Most of our competitors are larger and have greater resources than we do and many have been in existence a longer period of time. We must overcome historical bank-customer relationships to attract customers away from our competition. We compete with the following types of institutions:

• other commercial banks	• securities brokerage firms
• savings banks	• mortgage brokers
• thrifts	• insurance companies
• credit unions	• mutual funds
• consumer finance companies	• trust companies

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

Liquidity is essential to our business and we rely, in part, on external sources to finance a significant portion of our operations.

Liquidity is essential to our business. Our liquidity could be substantially negatively affected by our inability to access secured lending markets, brokered deposit markets or raise funding in the long-term or short-term capital markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if the Federal Home Loan Bank (FHLB) or deposit brokers develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover employee misconduct or illegal activity, among other things. If we were unable to raise funds using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and loan portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our operations.

New or acquired branch facilities and other facilities may not be profitable.

We may not be able to correctly identify profitable locations for new branches and the costs to start up new branch facilities or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease earnings in the short term. If other banks or branches of other banks become available for sale, we may acquire them. It may be difficult to adequately and profitably manage our growth through the establishment of these branches. In addition, we can provide no assurance that these branch sites will successfully attract enough deposits to offset the expenses of operating these branch sites. Our failure to identify profitable locations, or to manage such branches in a profitable manner could have a material adverse effect on our profitability and on the value of our common stock. Furthermore, any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Federal Reserve Board and the North Carolina Commissioner of Banks. Our principal subsidiary, American Community Bank, as a state-chartered commercial bank, also receives regulatory scrutiny from the North Carolina Commissioner of Banks and the FDIC. Banking regulations are designed primarily for the protection of depositors rather than shareholders, and they may limit our growth and the return to you as an investor by restricting its activities, such as:

•	the payment of dividends to shareholders;

•	possible transactions with or acquisitions by other institutions;

•	desired investments;

•	loans and interest rates;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and

•	the ability to provide securities or trust services.

We are registered with the Federal Reserve Board as a bank holding company. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business, results of operations or on the value of our common stock. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our stock trading volume has been low compared with larger bank holding companies.

The trading volume in our common stock on the Nasdaq Capital Market has been comparable to other similarly sized bank holding companies since trading on the Capital Market began in July 2001. Nevertheless, this trading volume does not compare with more seasoned companies listed on other stock exchanges. Thus, the market in our common stock is somewhat limited in scope relative to some other companies, which may impact the ability of our shareholders to sell their shares at a desirable price. In addition, we can provide no assurance that a more active and liquid trading market for our stock will develop in the future.

Our articles of incorporation include anti-takeover provisions that may prevent shareholders from receiving a premium for their shares or effecting a transaction favored by a majority of shareholders.

Our articles of incorporation include anti-takeover provisions, including a supermajority vote requirement for a merger under certain circumstances as well as a provision allowing our Board of Directors to consider the social and economic effects of a proposed merger. Such provisions may have the effect of preventing shareholders from receiving a premium for their shares of common stock and discouraging a change of control even when favored by a majority of the shareholders.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission are now applicable to us and have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to achieve or maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected, the value of our common stock may decline.

We evaluate our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from the Nasdaq Capital Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The holder of our junior subordinated debenture has rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trust and the accompanying sale of a $10.0 million junior subordinated debenture to such trust. Payments of the principal and interest on the trust preferred securities of this trust are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, however, in the event of such a deferral, no dividends may be paid on our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

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

In 2003, American Community entered into a commercial lease agreement with Zebulon Morris, Jr, a director of American Community, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates. In 1998 Mr. Morris was elected to the board of directors of American Community and retired from the board in 2006.

ITEM 3 – LEGAL PROCEEDINGS

In the normal course of its operations, the Bank from time to time is party to various legal proceedings. Based upon information currently available, there are no legal proceedings to which Bancshares or the Bank is party that would have a material adverse effect on Bancshares business, financial position, or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Community Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “ACBA”. It began trading on this market on July 17, 2000. There were 6,503,788 shares of our common stock outstanding at February 15, 2008 owned by approximately 2,500 shareholders. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock and are adjusted to reflect our three-for-two stock split effective in the form of a 50% stock dividend in February 2006. In 2007 and 2006, the Company paid quarterly dividends in the amount of $0.05 per share.

		Sale Price
	Dividends Paid	Common Stock
		High	Low
2007
First Quarter	$0.05	$12.69	$10.60
Second Quarter	0.05	12.30	10.87
Third Quarter	0.05	12.50	10.15
Fourth Quarter	0.05	12.84	9.19

2006
First Quarter	$0.05	$13.73	$12.14
Second Quarter	0.05	13.49	12.04
Third Quarter	0.05	12.23	11.18
Fourth Quarter	0.05	11.71	11.00

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

Performance Graph

The following graph compares (i) the yearly change in the cumulative total stockholder return on the Company’s common stock with (ii) the cumulative return of the Nasdaq Composite (iii) the Nasdaq Bank Stock Index, (iv) the SNL Bank and Thrift Index. The graph assumes that the value of an investment in the Company’s common stock and in each index was $100 on December 31, 2002, and that all dividends were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

ITEM 6 – SELECTED FINANCIAL DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Total interest income	$35,426	$32,334	$25,584	$18,217	$13,055
Total interest expense	16,193	13,521	9,180	6,220	5,169

Net interest income	19,233	18,813	16,404	11,997	7,886
Provision for loan losses	1,033	2,612	809	574	784

Net interest income after provision for loan losses	18,200	16,201	15,595	11,423	7,102
Non-interest income	3,391	3,353	3,294	3,337	2,645
Non-interest expenses	13,702	12,838	11,742	10,400	7,552

Income before income taxes	7,889	6,716	7,147	4,360	2,195
Provision for income taxes	2,869	2,440	2,639	1,617	807

Net income	$5,020	$4,276	$4,508	$2,743	$1,388

Per Share Data: (1)
Earnings per share - basic	$0.74	$0.62	$0.71	$0.56	$0.33
Earnings per share - diluted	0.72	0.60	0.66	0.50	0.32
Cash dividends per share	0.20	0.20	0.13	0.07	0.05
Market Price
High	12.84	13.73	12.51	11.21	8.73
Low	9.19	11.00	9.46	7.58	5.42
Close	9.59	11.04	12.43	10.90	8.30
Book value	8.31	7.83	7.43	7.06	5.71
Tangible book value	6.73	6.35	5.89	5.04	5.71
Weighted average shares outstanding
Basis	6,779,635	6,913,534	6,364,336	4,912,256	4,236,564
Diluted	6,938,259	7,171,413	6,819,523	5,513,361	4,315,951

Selected Year-End Balance Sheet Data:
Loans	$392,959	$370,431	$332,708	$307,988	$204,533
Allowance for loan losses	5,740	5,628	4,331	3,488	2,529
Intangible assets	10,296	10,403	10,510	10,617	—
Total assets	505,595	494,658	436,671	399,458	281,253
Deposits	399,794	401,137	345,401	306,665	208,163
Borrowings	49,504	37,085	38,464	54,169	48,319
Shareholders’ equity	54,024	55,068	50,886	36,972	24,189

Selected Average Balances:
Total assets	$496,816	$468,908	$420,941	$366,668	$246,042
Loans	370,832	351,401	317,986	275,011	182,108
Total interest-earning assets	455,076	428,679	385,919	337,292	230,747
Interest-bearing deposits	340,845	314,932	278,473	239,294	168,307
Total interest-bearing liabilities	380,996	355,362	320,230	292,402	196,469
Shareholders’ equity	54,836	52,924	45,937	32,275	23,501

(1)	All share and per share amounts reflect the effects of the 50% stock dividend paid in 2006

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Performance Ratios:
Return on average assets	1.01%	0.91%	1.07%	0.74%	0.56%
Return on average equity	9.15%	8.08%	9.81%	8.50%	5.91%
Net interest margin	4.23%	4.39%	4.25%	3.56%	3.42%
Noninterest expense to average assets	2.74%	2.74%	2.79%	2.84%	3.07%
Efficiency ratio	60.40%	57.71%	59.61%	67.82%	71.71%
Equity to assets ratio	10.69%	11.13%	11.65%	9.26%	8.60%
Dividend payout ratio	27.78%	33.33%	19.70%	14.00%	15.63%

Asset Quality Ratios:
Nonperforming loans to total loans	0.44%	0.49%	0.29%	0.29%	0.16%
Allowance for loan losses to period-end loans	1.46%	1.52%	1.30%	1.13%	1.24%
Allowance for loan losses to nonperforming loans	333%	311%	455%	396%	766%
Nonperforming assets to total assets	0.34%	0.41%	0.33%	0.30%	0.17%
Net loan charge-offs (recoveries) to average loans	0.25%	0.37%	(0.01)%	0.11%	0.35%

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

Comparison of Financial Condition at December 31, 2007 and 2006

Total assets at December 31, 2007 increased by $10.9 million or 2.1% to $505.6 million compared to $494.7 million at December 31, 2006. Bancshares had earning assets of $472.8 million at year-end December 31, 2007 consisting of $393.0 million in gross loans, $78.9 million in investment securities and non-marketable equity securities, and $930,000 in interest-bearing deposits with banks. Total deposits as of December 31, 2007 decreased by $1.3 million or 0.33% to $399.8 million compared to $401.1 million at December 31, 2006. Total borrowings as of December 31, 2007 increased by $13.0 million or 33.8% from $38.5 million to $51.4 million. Stockholders’ equity was $54.0 million at December 31, 2007 compared to $55.1 million at December 31, 2006 for a decrease of $1.0 million or 1.9%.

Gross loans grew by $22.6 million or 6.1% from $370.4 million as of December 31, 2006 to $393.0 million at year-end 2006. The composition of the loan portfolio, by category, as of December 31, 2007 is as follows: 9% 1-4 family mortgage loans, 26% commercial mortgage real estate loans, 35% construction/development real estate loans, 9% home equity lines of credit, 15% commercial loans, 5% consumer and other loans to individuals and 1% leases. The real estate category grew $53.4 million from $276.4 million to $223.0 million. Within the real estate category, 1-4 family loans increased $3.3 million from $32.4 million to $35.7 million, commercial mortgage real estate loans increased $7.3 million from $96.9 million to $104.2 million while construction/development loans increased $42.9 million from $93.6 million to $136.5 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. Net decreases in other loan categories included $20.1 million in commercial and industrial loans, $16.8 in consumer and other loans, $4.4 million in leases. Home equity lines of credit increased $10.4 million, The composition of the loan portfolio at December 31, 2006, by category, was 9% 1-4 family mortgage loans, 26% commercial mortgage real estate loans, 25% construction/development real estate loans, 7% home equity lines of credit, 21% commercial loans, 10% consumer and other loans to individuals and 2% leases.

Bancshares recorded a $1.0 million provision for loan losses for the year ended December 31, 2007, representing a decrease of $1.6 million from the $2.6 million provision for the year ended December 31, 2006. Bancshares also experienced net charge-offs of $921,000 in 2007 compared to net charge-offs of $1.3 million in 2006. The percentage of net loan charge-offs (recoveries) to average loans outstanding was 0.25% for the year ended December 31, 2007 as compared with 0.37% for the year ended December 31, 2006. Non-performing loans and leases totaled $1.7 million or 0.44% of total loans at December 31, 2007, down from $1.8 million or 0.49% of total loans at December 31, 2006. The composition of non-performing loans and leases at December 31, 2007 by category was 25% real estate, 28% commercial loans, 9% home equity lines of credit, 9% consumer and other loans to individuals and 29% leases. This compares to 17% real estate, 11% commercial loans, 1% home equity lines of credit, 2% consumer and other loans to individuals and 69% leases at December 31, 2006. All non-performing loans and leases have been reviewed for collectibility and any specific reserves necessary have been recorded. The allowance for loan losses at December 31, 2007 of $5.7 million represents 1.46% of total loans and 333% of non-performing loans. The allowance for loan losses at December 31, 2006 of $5.6 million represented 1.52% of total loans and 311% of non-performing loans. The decrease in the provision for loan losses from 2006 is primarily attributable to the decrease in non-performing loan and leases and a decrease in net charge-offs in 2007. Management believes that the allowance for loan losses as of December 31, 2007 is adequate to absorb probable losses inherent in the loan portfolio.

Bancshares had total investment securities of $76.8 million at December 31, 2007 of which $75.0 million are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value, and $1.8 million are intended to be held to maturity. The investment securities portfolio increased by $11.6 million from the $65.2 million balance at December 31, 2006. Additions to the investment portfolio included $29.8 million in new securities purchases, largely funded from $19.9 million in proceeds from investment maturities, calls, sales and principal re-payments.

Interest-earning deposits with banks decreased by $16.4 million. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets decreased by $7.0 million from $45.5 million at December 31, 2006 to $38.5 million at December 31, 2007. The decrease is primarily attributable to a decrease of $5.6 million in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also decreased $298,000 to $2.6 million at December 31, 2007 as a result of the decrease in interest rates during the year. Bank premises and equipment was $8.7 million at December 31, 2007 a decrease of $411,000 from December 31, 2006 primarily due to depreciation of assets. Foreclosed real estate and repossessed assets were $-0- and $9,000, respectively, at December 31, 2007 a decrease of $192,000 from the foreclosed real estate and repossessed asset balance of $201,000 at December 31, 2006. This decrease is primarily due to the sale of nine 1-4 family foreclosed properties in 2007 and the sale of 17 repossessed vehicles.

Total deposits decreased $1.3 million or 0.33% from $401.1 million on December 31, 2006 to $399.8 million on December 31, 2007. The composition of the deposit base, by category, at December 31, 2007 is as follows: 14% non-interest bearing demand deposits, 6% savings deposits, 17% money market and interest bearing demand deposits and 63% time deposits. The savings and time deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: savings deposits, $9.1 million or 60%, and time deposits, $27.3 million or 12%. The large increase in the savings deposit category was due to the introduction of a new savings product priced to approximate the pricing on the 90-day T-bill. The non-interest bearing demand deposit and money market and interest bearing demand deposit categories both experienced decreases over the twelve-month period. Dollar and percentage decreases by category were as follows: non-interest bearing demand deposits, $7.3 million or 12%; and money market and interest bearing demand deposits, $30.5 million or 31%. Time deposits of $100,000 or more totaled $143.7 million, or 57% of time deposits at December 31, 2007. The composition of deposits at December 31, 2006 was 15% non-interest bearing demand deposits, 4% savings deposits, 25% money market and interest bearing demand deposits and 56% time deposits. Time deposits of $100,000 or more at December 31, 2006 were $121.9 million, or 54%.

At December 31, 2007, $6.0 million of advances were outstanding with maturity dates ranging from July 2012 through February 2013. The balance of FHLB advances at December 31, 2006 was also $6.0 million. These advances are secured by a blanket lien on 1-4 family mortgage loans and certain loans secured by commercial property, Federal Home Loan Bank stock, and $1.0 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2007 was $1.7 million. In 2003, Bancshares issued junior subordinated debentures in the amount of $10.3 million all of which was eligible for inclusion as Tier 1 capital for American Community Bancshares, Inc. in 2007. The debentures have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on 90 day LIBOR plus 280 basis points. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2007 was $18.2 million.

Other liabilities increased by $905,000 to $2.3 million at December 31, 2007 from $1.4 million at December 31, 2006. The increase was primarily due to the increase in accrued income taxes for the year as compared to 2006.

Bancshares began 2006 with total stockholders’ equity of $55.1 million. Total equity decreased to $54.0 million at December 31, 2007. This $1.1 million decrease was due to the repurchase and retirement of $6.1 million in common stock and the $1.3 million payment of cash dividends of $.20 per share in 2007. This was offset by comprehensive income of $6.1 million and net proceeds of $211,000 from stock options exercised in 2007.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2007, 2006 and 2005, average interest-earning assets were $455.1 million, $428.7 million, and $385.9 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 4.23%, 4.39%, and 4.25%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include non-accruing loans, the effect of which is to lower the average rates shown.

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$370,832	$31,374	8.46%	$351,401	$28,800	8.20%	$317,986	$23,062	7.25%
Investments	73,152	3,461	4.73%	66,446	2,990	4.50%	56,973	2,229	3.91%
Interest-earning deposits	11,092	591	5.33%	10,832	544	5.02%	10,960	293	2.67%

Total interest-earning assets	455,076	35,426	7.78%	428,679	32,334	7.54%	385,919	25,584	6.63%

Other assets	41,740			40,229			35,022

Total assets	$496,816			$468,908			$420,941

Interest-bearing liabilities:
Deposits:
Savings	$24,209	606	2.50%	$11,612	40	0.34%	11,845	28	0.24%
Money market and NOW	75,839	1,634	2.15%	80,180	1,597	1.99%	70,425	1,021	1.45%
Time	240,797	11,901	4.94%	223,140	9,620	4.31%	196,203	6,241	3.18%
Borrowings (1)	40,151	2,052	5.11%	40,430	2,264	5.60%	41,757	1,890	4.53%

Total interest-bearing liabilities	380,996	16,193	4.25%	355,362	13,521	3.80%	320,230	9,180	2.87%

Non-interest bearing deposits	59,376			58,705			53,753
Other liabilities	1,608			1,917			1,021
Stockholders’ equity	54,836			52,924			45,937

Total liabilities and stockholders’ equity	$496,816			$468,908			$420,941

Net interest income and interest rate spread		$19,233	3.53%		$18,813	3.74%		$16,404	3.76%

Net yield on average interest-earning assets			4.23%			4.39%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.44%			120.63%			120.51%

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

	December 31, 2007 vs. 2006			December 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$1,618	$956	$2,574	$2,581	$3,157	$5,738
Investment securities	310	161	471	359	402	761
Interest-earning deposits with banks	13	34	47	(5)	256	251

Total interest income	1,941	1,151	3,092	2,935	3,815	6,750

Interest expense:
Deposits	906	1,978	2,884	1,176	2,791	3,967
Borrowings	(15)	(197)	(212)	(67)	441	374

Total interest expense	891	1,781	2,672	1,109	3,232	4,341

Net interest income	$1,050	$(630)	$420	$1,826	$583	$2,409

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

Net Income. Bancshares generated net income in 2007 of $5.0 million compared to net income in 2006 of $4.3 million. On a per share basis, fully diluted earnings were $.72 for 2007 compared to $.60 for 2006. Return on average assets was 1.01% and 0.91% and return on average equity was 9.15% and 8.08% for the years ended December 31, 2007 and 2006, respectively.

Earnings for the year ended December 31, 2007 were positively impacted by solid growth in average earning assets and by a $1.6 million decrease in the provision for loan losses. The impact of the growth in average earning assets was further enhanced by the increase in the yield on interest-earning assets, which increased to 7.78% in 2007 from 7.54% in 2006. Earnings were negatively impacted by an increase in the average cost of interest-bearing liabilities from 3.80% in 2006 to 4.25% in 2007, as deposit cost increases outpaced increases in asset yields.

Net Interest Income. Net interest income increased $420,000 from $18.8 million in 2006 to $19.2 million in 2007. Total interest income benefited from strong growth in average earning assets.

Total average earning assets increased $26.4 million or 6.2% from an average of $428.7 million in 2006 to an average of $455.1 million in 2007. Bancshares experienced solid loan growth during 2007 with average loan balances increasing by $19.4 million. The increase in the average balances for investment securities and interest-earning deposits was $7.0 million. Total interest income increased $3.1 million due to the increase in average earning assets of $26.4 million, complemented by an increase in yield on earning assets from 7.54% in 2006 to 7.78% in 2007. Average total interest-bearing liabilities increased by $25.6 million during 2007, consisting of a $25.9 million increase in average interest-bearing deposits while average borrowings decreased $279,000.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2007 was 4.23% compared to 4.39% for 2006. The decrease in net interest margin resulted from the differences between the terms and conditions of earning assets and interest-bearing liabilities. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, including the prime lending rate and the Federal Funds rate. The Federal Open Market Committee (FOMC) raised the target Federal Funds Rate to a high in this interest rate cycle of 5.25% on June 6, 2006. The increases through that date resulted in immediate increases in the yield on our loans based on the bank prime rate resulting in an average rate in 2006 of 8.20%. The FOMC left the target Federal Funds Rate unchanged until September 17, 2007 and then reduced it 100 basis points through the end of December 31, 2007 resulting in an average rate on loans in 2007 of 8.46% or a 26 basis point increase. Investments and interest-earning deposits were also similarly affected by the change in rates. The rate on total interest-earning assets increased by 24 basis points from 7.54% in 2006 to 7.78% in 2007. Conversely, rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remain fixed until maturity. While we benefited from the increase in rates through June of 2006, the stabilization of rates in late 2006 resulted in an increase in our funding costs as fixed rate liabilities matured and were re-priced at current higher rates. Time deposit cost was most affected as the average rate increased 63 basis points from 4.31% in 2006 to 4.94% for 2007. The overall cost of interest-bearing liabilities increased 45 basis points from 3.80% in 2006 to 4.25% in 2007. During the last half of 2007, the FOMC rate decreases resulted in immediate decreases in income on loans while the cost of funding sources remained relatively unchanged. Such interest rates are significantly affected by competitive pressures in the marketplace.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2007 was $1.0 million, representing a $1.6 million or 60.1% decrease from the $2.6 million recorded for 2006. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The allowance for loan losses was $5.7 million at December 31, 2007, representing 1.46% of total outstanding loans and 333% of non-performing loans. The allowance for loan losses at December 31, 2006 was $5.6 million, representing 1.52% of total outstanding loans at that date and 311% of non-performing loans. The decrease in provision for 2007 was primarily related to a decrease in net charge-offs in the leasing portfolio during the year. Net lease charge-offs totaled $637,000 in 2007 as compared to $1.2 million in 2006. In addition, non-accrual loans and leases decreased $858,000 from $1.8 million at December 31, 2006 to $1.2 million at December 31, 2007. Management has provided individual reserves for these leases and is aggressively pursuing collection and liquidating any underlying collateral as necessary.

Non-interest Income. Non-interest income increased by $38,000 or 1.1% to $3.4 million for the year ended December 31, 2007. The largest components of non-interest income were service charges on deposit accounts of $2.4 million in 2007, an increase of $26,000 from 2006, fees from mortgage banking operations of $326,000 in 2007 as compared to $352,000 in 2006, a $26,000 or 7.4% decrease, and a gain on derivative transactions of $214,000 as compared to a gain of $10,000 in 2006. There were no gains on derivative transactions in 2005.

Non-interest Expenses. Total non-interest expense increased $856,000 from $12.8 million in 2006 to $13.7 million in 2007. This 6.7% increase was primarily due to increases in compensation and increases in other expenses related to branch growth. Salaries and benefits expense was $6.9 million for the year ended December 31, 2007, representing a $419,000 or 6.5% increase over the $6.5 million recorded for the prior year. Occupancy and equipment costs were $2.2 million for the year ended December 31, 2007 representing a $67,000 or 3.0% decrease over the $2.3 million for the prior year. Other expenses increased $428,000 or 10.4% from 2006 the majority of which was due to increases in data processing and technology expenses and to professional fees in 2007. In addition, the Bank recorded an other than temporary loss on non-marketable equity securities of $76,000 in 2007 related to an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina. There were no other than temporary impairments in 2006.

Provision for Income Taxes. Bancshares had tax expense of $2.9 million, or 36.4% of income before income taxes, for the year ended December 31, 2007 compared to an income tax expense of $2.4 million in 2006 or 36.3% of income before income taxes.

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

As of December 31, 2007, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $90.3 million, which represents 18% of total assets and 20% of total deposits and borrowings. Supplementing this liquidity, Bancshares has lines of credit from correspondent banks of approximately $29.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $6.0 million outstanding from the FHLB at December 31, 2007). At December 31, 2007, outstanding commitments to extend credit were $7.5 million and available line of credit balances totaled $63.2 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 63.4% of Bancshares’ total deposits at December 31, 2007 an increase from 56.3% at December 31, 2006. Bancshares’ growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 36.0% of Bancshares’ total deposits at December 31, 2007. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2007, Bancshares maintained capital levels exceeding the minimum levels for adequately capitalized bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2007, we exceeded our regulatory capital requirements.

	At December 31, 2007
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	11.42%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.17%	4.00%	5.00%
Leverage ratio	8.58%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	14.24%	8.00%	NA
Tier 1 risk-based capital ratio	12.98%	4.00%	NA
Leverage ratio	11.02%	4.00%	NA

The Board of Governors of the Federal Reserve released a final rule confirming that trust preferred securities, such as those issued by American Community Capital Trust II, Ltd., will continue to be included in Tier 1 capital up to applicable quantitative limits until notice is given to the contrary. Accordingly, the ratios contained in the table above reflect the inclusion of our outstanding trust preferred securities. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. In the event of a disallowance, there would be a reduction in our consolidated capital ratios. However, we believe that the Bank would still exceed the required regulatory minimums for capital adequacy purposes.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of Bancshares’ assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2007
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans receivable:
Real estate mortgage loans	$170,983	$6,166	$9,526	$89,745	$276,420
Home equity lines of credit	34,784	—	—	—	34,784
Commercial and industrial loans	42,503	2,481	5,111	7,863	57,958
Loans to individuals	7,031	2,394	2,497	8,088	20,010
Lease financing, net	717	705	869	1,650	3,941
Interest earning deposits with banks	930	—	—	—	930
Investment securities	2,620	5,141	2,196	66,825	76,782
Non-marketable equity securities	—	—	—	2,119	2,119
Derivative financial instruments	(45,000)	—	—	45,000	—

Total interest-earning assets	$214,568	$16,887	$20,199	$221,290	$472,944

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$31,816	$763	$1,526	$57,953	$92,058
Time	89,444	48,040	91,121	24,672	253,277
Short-term borrowings	31,509	—	—	—	31,509
Long-term debt	10,310	—	—	7,685	17,995

Total interest-bearing liabilities	$163,079	$48,803	$92,647	$90,310	$394,839

INTEREST SENSITIVITY GAP PER PERIOD	$51,489	$(31,916)	$(72,448)	$130,980	$78,105
CUMULATIVE INTEREST SENSITIVITY GAP	$51,489	$19,573	$(52,875)	$78,105	$78,105
CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	10.89%	4.14%	-11.18%	16.51%	16.51%
CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	131.57%	109.24%	82.64%	119.78%	119.78%

In order to assist in achieving a desired level of interest rate sensitivity, the Company has entered into off-balance sheet contracts that are considered derivative financial instruments. As of December 31, 2007, the Company had cash flow hedges with a notional amount of $45.0 million. These derivative instruments consist of two interest rate floor contracts that are used to hedge future cash flows of the first $45.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009. If the prime rate falls below 7.25% during the term of the contract on the first floor, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract. If the prime rate falls below 7.75% during the term of the contract on the second floor, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. The Company received payments of $3,229 in 2007 on the 7.75% contract and received no payments on either contract in 2006.

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

Bancshares’ significant accounting policies are described in Note 2 to the consolidated financial statements. Bancshares considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations.

Allowance for Loan Losses

The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is evident. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require American Community Bank to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets

Goodwill arose from the 2004 purchase of First National Bank of the Carolinas. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. As of December 31, 2007 goodwill was not impaired. The Company reviews other identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Contractual Obligations

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2007.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Advances from FHLB	$—	$—	$1,000	$5,000	$6,000
Securities sold under agreement to repurchase and federal funds sold	31,509	—	—	—	31,509
Capital lease obligation	10	33	50	1,592	1,685
Junior subordinated deferrable interest debentures	—	—	—	10,310	10,310
Operating leases	782	1,267	631	2,089	4,769
Other contractual obligations	560	1,232	—	—	1,792

Total contractual cash obligations, excluding deposits	32,861	2,532	1,681	18,991	56,065
Deposits	375,122	21,748	2,924	—	399,794

Total contractual cash obligations, including deposits	$407,983	$24,280	$4,605	$18,991	$455,859

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	Amount of Commitment Expiration Per Period
	(Dollars in thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Capital South Partnership commitments	$825	$—	$—	$—	$825
Standby letters of credit	2,908	—	—	—	2,908
Commitments to extend credit	7,488	—	—	—	7,488
Undisbursed lines of credit	30,970	5,056	3,160	24,019	63,205
Undisbursed portion of construction loans	34,147	—	—	—	34,147

Total off-balance sheet commitments	$76,338	$5,056	$3,160	$24,019	$108,573

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

Related Party Transactions

Bancshares’ related party transactions have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2007, Bancshares had loans outstanding to executive officers and directors totaling approximately $3.5 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $3.5 million in outstanding related party loans represents 0.9% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

Recent Accounting Pronouncements

FIN 48

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 applies to all “tax positions” within the scope of SFAS 109. This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The Company has analyzed its tax positions pursuant to the requirements of FIN 48 and determined that no liability for unrecognized tax benefits is needed. Therefore, the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

FAS 141R

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

FAS 157

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements’’ (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

FAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price an d interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2007.

	2008	2009	2010	2011	2012	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS

Investment securities
Available for sale	$3,023	$—	$626	$1,004	$1,160	$68,607	$74,420	5.12%	$75,012
Held to maturity	—	—	—	—	—	1,770	1,770	5.78%	1,804
Non-marketable equity	—	—	—	—	—	2,119	2,119	—	2,119
Loans	194,509	144,999	7,859	7,207	37,852	687	393,113	7.56%	395,458

Total	$197,532	$144,999	$8,485	$8,211	$39,012	$73,183	$471,422		$474,393

FINANCIAL LIABILITIES

Interest-bearing demand accounts	$34,105	$3,050	$3,050	$4,575	$4,575	$42,703	$92,058	1.62%	$78,643
Time deposits	228,605	16,761	4,987	914	2,010	—	253,277	4.88%	255,971
Borrowings	31,519	10	22	24	1,026	16,903	49,504	4.43%	49,695

Total	$294,229	$19,821	$8,059	$5,513	$7,611	$59,606	$394,839		$384,309

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Community Bancshares, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina

March 13, 2008

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
ASSETS
Cash and due from banks	$14,346	$19,950
Interest-earning deposits with banks	930	17,295
Investment securities available for sale, at fair value (cost of $74,420 and $63,921 at December 31, 2007 and 2006, respectively)	75,012	63,018
Investment securities held to maturity, at cost (fair value approximates $1,804 and $2,192 at December 31, 2007 and 2006, respectively)	1,770	2,174

Loans	392,959	370,431
Allowance for loan losses	(5,740)	(5,628)

NET LOANS	387,219	364,803

Accrued interest receivable	2,640	2,938
Bank premises and equipment	8,694	9,105
Foreclosed real estate	—	195
Non-marketable equity securities, at cost	2,119	1,879
Goodwill	9,838	9,838
Other assets	3,027	3,463

TOTAL ASSETS	$505,595	$494,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – non-interest bearing	$54,459	$61,735
Savings	24,181	15,111
Money market and NOW	67,877	98,333
Time	253,277	225,958

TOTAL DEPOSITS	399,794	401,137
Short-term borrowings	31,509	15,473
Long-term debt	17,995	21,612
Accrued expenses and other liabilities	2,273	1,368

TOTAL LIABILITIES	451,571	439,590

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 25,000,000 shares authorized, 6,502,288 and 7,008,081 shares issued and outstanding at December 31, 2007 and 2006, respectively	6,502	7,008
Additional paid-in capital	32,364	37,637
Retained earnings	14,744	11,072
Accumulated other comprehensive income (loss)	414	(649)

TOTAL STOCKHOLDERS’ EQUITY	54,024	55,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$505,595	$494,658

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$31,374	$28,800	$23,062
Investment securities:
Taxable	3,046	2,702	2,051
Tax-exempt	415	288	178
Interest-earning deposits with banks	591	544	293

TOTAL INTEREST INCOME	35,426	32,334	25,584

INTEREST EXPENSE
Money market, NOW and savings deposits	2,240	1,637	1,049
Time deposits	11,901	9,620	6,241
Borrowings	214	452	484
Securities sold under agreement to repurchase and federal funds purchased	793	523	301
Capital lease obligation	139	140	140
Junior subordinated debentures	906	1,149	965

TOTAL INTEREST EXPENSE	16,193	13,521	9,180

NET INTEREST INCOME	19,233	18,813	16,404
PROVISION FOR LOAN LOSSES	1,033	2,612	809

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,200	16,201	15,595

NON-INTEREST INCOME
Service charges on deposit accounts	2,419	2,393	2,305
Mortgage banking operations	326	352	385
Gain on sale of investment securities	20	60	10
Gain on derivative transactions	214	—	—
Gain on sale of assets	53	79	68
Other	359	469	526

TOTAL NON-INTEREST INCOME	3,391	3,353	3,294

NON-INTEREST EXPENSE
Salaries and employee benefits	6,893	6,474	5,739
Occupancy and equipment	2,194	2,261	2,150
Other than temporary impairment of non-marketable equity securities	76	—	—
Other	4,539	4,103	3,853

TOTAL NON-INTEREST EXPENSE	13,702	12,838	11,742

INCOME BEFORE INCOME TAXES	7,889	6,716	7,147
INCOME TAXES	2,869	2,440	2,639

NET INCOME	$5,020	$4,276	$4,508

NET INCOME PER COMMON SHARE
Basic	$.74	$.62	$.71

Diluted	$.72	$.60	$.66

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,779,635	6,913,534	6,364,336

Diluted	6,938,259	7,171,413	6,819,523

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
NET INCOME	$5,020	$4,276	$4,508

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	1,514	350	(1,018)
Tax effect	(583)	(133)	385
Reclassification adjustment for gains realized in income	(20)	(60)	(10)
Tax effect	8	23	3

Net of tax amount	919	180	(640)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	240	(139)	—
Tax effect	(92)	53	—
Reclassification adjustment for gains realized in income	(6)	—	—
Tax effect	2	—	—

Net of tax amount	144	(86)	—

Total other comprehensive income (loss)	1,063	94	(640)

Total comprehensive income	$6,083	$4,370	$3,868

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Common stock
	Shares	Amount
	(Amounts in thousands, except share data)
Balance, January 1, 2005	3,489,249	$3,489	$29,055	$4,531	$(103)	$36,972
Comprehensive income:
Net income	—	—	—	4,508	—	4,508
Other comprehensive loss, net of tax	—	—	—	—	(640)	(640)

Total comprehensive income						3,868

Cash dividends of $.20 per share	—	—	—	(861)	—	(861)
Common stock issued pursuant to:
Exercise of stock options	91,612	92	443	—	—	535
Exercise of warrants	987,812	988	9,384	—	—	10,372

Balance, December 31, 2005	4,568,673	4,569	38,882	8,178	(743)	50,886
Comprehensive income:
Net income	—	—	—	4,276	—	4,276
Other comprehensive income, net of tax	—	—	—	—	94	94

Total comprehensive income						4,370

Stock split effected in the form of a 50% stock dividend	2,284,567	2,284	(2,284)	—	—	—
Cash dividends of $.20 per share	—	—	—	(1,382)	—	(1,382)
Shares repurchased	(23,700)	(24)	(239)	—	—	(263)
Expense recognized in connection with stock options	—	—	375	—	—	375
Common stock issued pursuant to:
Exercise of stock options	178,541	179	733	—	—	912
Tax benefit from the exercise of stock options	—	—	170	—	—	170

Balance, December 31, 2006	7,008,081	7,008	37,637	11,072	(649)	55,068
Comprehensive income:
Net income	—	—	—	5,020	—	5,020
Other comprehensive income, net of tax	—	—	—	—	1,063	1,063

Total comprehensive income						6,083

Cash dividends of $.20 per share	—	—	—	(1,348)	—	(1,348)
Shares repurchased	(540,791)	(541)	(5,539)	—	—	(6,080)
Expense recognized in connection with stock options	—	—	52	—	—	52
Common stock issued pursuant to:
Exercise of stock options	34,998	35	176	—	—	211
Tax benefit from the exercise of stock options	—	—	38	—	—	38

Balance, December 31, 2007	6,502,288	$6,502	$32,364	$14,744	$414	$54,024

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,020	$4,276	$4,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	937	1,072	1,219
Provision for loan losses	1,033	2,612	809
Deferred income taxes	(342)	(938)	559
Gain on sale of investment securities	(20)	(60)	(10)
Other than temporary impairment of non-marketable equity security	76	—	—
Loss on sale of foreclosed real estate	—	144	116
(Gain) loss on disposal of fixed assets	(8)	7	—
Recognition of hedge ineffectiveness	(214)	(10)	—
Decrease in capital lease obligation	(9)	(9)	(8)
Equity compensation expense	52	375	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	298	(506)	(735)
Decrease (increase) in other assets	454	(97)	(723)
Increase (decrease) in accrued expenses and other liabilities	905	(551)	268

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,182	6,315	6,003

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(29,799)	(13,299)	(25,574)
Proceeds from sales of securities available for sale	6,460	3,909	2,801
Proceeds from maturities, calls and principal re-payments of securities available for sale	12,823	8,763	11,228
Proceeds from maturities, calls and principal re-payments of securities held to maturity	400	—	—
Net increase in loans from originations and repayments	(23,503)	(39,375)	(25,168)
Purchases of bank premises and equipment	(379)	(326)	(1,867)
Proceeds from sale of bank premises and equipment	8	6	—
Proceeds from sale of foreclosed real estate	249	384	365
Investment in non-marketable equity securities	(316)	(191)	(99)
Redemption of non-marketable equity securities	—	308	143

NET CASH USED BY INVESTING ACTIVITIES	(34,057)	(39,821)	(38,171)

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	(28,662)	31,916	17,092
Net increase in time deposits	27,319	23,820	21,644
Proceeds from issuance of common stock	211	912	10,907
Repurchase of common stock	(6,080)	(263)	—
Repayment of Federal Home Loan Bank advances	—	(5,111)	(1,667)
Redemption of long-term debt	(3,608)	—	—
Excess tax benefits from stock options exercised	38	170	—
Cash dividends paid on common stock	(1,348)	(1,382)	(861)
Net increase (decrease) in securities sold under agreement to repurchase and federal funds purchased	16,036	3,740	(14,030)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,906	53,802	33,085

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,969)	20,296	917
CASH AND CASH EQUIVALENTS, BEGINNING	37,245	16,949	16,032

CASH AND CASH EQUIVALENTS, ENDING	$15,276	$37,245	$16,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$15,957	$13,725	$9,047
Income taxes	2,875	3,992	1,572

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$54	$337	483
Change in unrealized gain (losses) on available-for-sale securities and cash flow hedging activities, net of tax	1,063	94	(640)

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

First National Bank of the Carolinas (“First National”) commenced operations on October 18, 1996 and was purchased by Bancshares on April 15, 2004. First National was merged into American Community on April 1, 2006.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Allowance for Loan Losses

The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. The provision for loan losses is based upon management’s best estimate of the amount needed to maintain the allowance for loan losses at an adequate level. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is evident. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of the current status of the portfolio, historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Management segments the loan portfolio by loan type in considering each of the aforementioned factors and their impact upon the level of the allowance for loan losses. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, regulatory examiners may require American Community Bank to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

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

Foreclosed Real Estate

Real estate acquired through, or in lieu of, loan foreclosure is held for sale and is initially recorded at the lower of cost or fair value less estimated cost to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in other expenses.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company’s acquisition of FNB Bancshares, Inc. generated goodwill of $9,838,173 and core deposit intangible assets of $854,329. The Company uses a non-amortization approach to account for purchased goodwill. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $458,279, net of amortization of $396,050, as of December 31, 2007. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 8 years. Amortization expense associated with the core deposit intangible asset was $106,800 for the years ended December 31, 2007, 2006, and 2005. In accordance with the Company’s estimate of approximate lives of the acquired deposit relationships, an 8 year straight-line amortization schedule has been established for the core deposit intangible assets. Projected amortization expense for the years ending December 31, 2008, 2009, 2010 and 2011 is $106,800 per year. Projected amortization expense for the year ending December 31, 2012 is $31,079.

Under generally accepted accounting principles, the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually as of April 15th and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment tests as of April 15, 2007, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to that date indicated that goodwill has been impaired.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Company’s federal and state income tax returns are subject to examination for the years 2004, 2005 and 2006.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2007, accumulated other comprehensive income consisted of net unrealized gains on securities available for sale of $356,000 and net unrealized gains on derivatives of $58,000. At December 31, 2006, accumulated other comprehensive loss consisted of net unrealized losses on securities available for sale of $563,000 and net unrealized losses on derivatives of $86,000.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2007	2006	2005
Weighted average number of common shares used in computing basic net income per share	6,779,635	6,913,534	6,364,336
Effect of dilutive stock options and warrants	158,624	257,879	455,187

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,938,259	7,171,413	6,819,523

For the year ended December 31, 2007, there were 90,329 options that were anti-dilutive since the exercise price exceeded the average market price for the year. For the year ended December 31, 2006 there were 93,000 options that were anti-dilutive. For the year ended December 31, 2005 there were no options that were anti-dilutive for the year. Anti-dilutive options are omitted from the calculation of diluted earnings per share.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

Recent Accounting Pronouncements

FIN 48

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 applies to all “tax positions” within the scope of SFAS 109. This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The Company has analyzed its tax positions pursuant to the requirements of FIN 48 and determined that no liability for unrecognized tax benefits is needed. Therefore, the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

FAS 141R

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

FAS 157

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements’’ (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of 2008, and is currently evaluating the impact of the adoption of SFAS No. 157 on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option as of January 1, 2008 for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2007 and 2006:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$13,635	$341	$10	$13,966
Mortgage-backed securities	49,116	385	196	49,305
State and municipal bonds	10,762	109	44	10,827

	73,513	835	250	74,098
Marketable equity securities	907	7	—	914

Total securities available for sale	$74,420	$842	$250	$75,012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,770	$34	$—	$1,804

Total securities held to maturity	$1,770	$34	$—	$1,804

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$20,202	$44	$117	$20,129
Mortgage-backed securities	37,047	10	835	36,222
State and municipal bonds	6,265	32	42	6,255

	63,514	86	994	62,606
Marketable equity securities	407	5	—	412

Total securities available for sale	$63,921	$91	$994	$63,018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$2,174	$18	$—	$2,192

Total securities held to maturity	$2,174	$18	$—	$2,192

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities (excluding marketable equity securities) at December 31, 2007 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2007
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$3,023	$3,023
Due after one year through five years	2,790	2,794
Due after five years through ten years	21,254	21,612
Due after ten years	48,216	48,473

Total	$75,283	$75,902

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

For the year ended December 31, 2007, proceeds from sales of investment securities available for sale amounted to $6,459,570. Gross realized gains in 2007 from these sales amounted to $19,445. For the years ended December 31, 2006 and 2005, proceeds from sales of investment securities available for sale amounted to $3,908,955 and $2,801,183 respectively. Gross realized gains in 2006 and 2005 from these sales amounted to $60,072 and $10,200, respectively.

Available for sale securities, consisting of U. S. government agencies, mortgage-backed securities and state and municipal bonds, with carrying values of $13,095,000 and $6,253,000 at December 31, 2007 and 2006, respectively, were pledged to secure public monies on deposit as required by law. Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $18,535,000 and $17,272,000 were pledged to secure securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively.

The following tables show investment gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The 2007 unrealized losses on investment securities relate to two U.S. Government agency securities, twenty-six mortgage-backed securities, and nine municipal securities. The 2006 unrealized losses on investment securities relate to nine U.S. Government agency securities, thirty-four mortgage-backed securities, and nine municipal securities. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. The Company has the positive intent and ability to hold until recovery all investment securities with unrealized losses at December 31, 2007.

	2007
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$—	$2,731	$10	$2,731	$10
Mortgage-backed securities	2,891	12	21,674	184	24,565	196
State and municipal bonds	1,529	19	1,301	25	2,830	44

Total temporarily impaired securities	$4,420	$31	$25,706	$219	$30,126	$250

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 3 - INVESTMENT SECURITIES (Continued)

	2006
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$5,920	$27	$9,016	$90	$14,936	$117
Mortgage-backed securities	3,322	3	30,907	832	34,229	835
State and municipal bonds	394	11	1,853	31	2,247	42

Total temporarily impaired securities	$9,874	$41	$41,776	$953	$51,650	$994

NOTE 4 - NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

The aggregate cost of the Company’s cost method investments totaled $2,119,228 at December 31, 2007. The Company periodically evaluates these investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991. This write down was recorded as a charge to earnings during the year ended December 31, 2007. This trust company has two common directors with the Company.

Of the remaining $1,917,237 in equity investments, securities in the Federal Home Loan Bank and Silverton Bank, N.A. amounted to $1,158,000 and $84,237, respectively, at December 31, 2007. Because of the redemption provisions of issuers, the Company estimated that the fair value equaled or exceeded the cost of these investments and the investments were not impaired. The Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of the remaining $675,000 cost method investments.

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2007 and 2006:

	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
1-4 family	$35,680	9.08%	$32,414	8.75%
Commercial mortgage	104,209	26.51%	96,946	26.16%
Construction/development	136,531	34.73%	93,643	25.27%
Home equity lines of credit	34,784	8.85%	24,388	6.58%
Commercial and industrial loans	57,958	14.74%	78,086	21.07%
Loans to individuals	20,010	5.09%	36,782	9.93%
Lease financing, net	3,941	1.00%	8,316	2.24%

Subtotal	393,113	100.00%	370,575	100.00%

Allowance for loan losses	(5,740)		(5,628)
Net unamortized deferred costs	(154)		(144)

Total	$387,219		$364,803

Loans are primarily made in Union and Mecklenburg Counties, North Carolina and Cherokee and York Counties, South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

At December 31, 2007 and 2006, respectively, there were $-0- and $291,000 of loans past due 90 days or more which were still accruing interest. Impaired loans which aggregated $2,477,000 and $1,915,000 and had related allowances for loan losses aggregating $941,000 and $1,135,000 at December 31, 2007 and 2006, respectively, consisted primarily of non-accrual loans and leases. There were no impaired loans without an allowance at December 31, 2007 or 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was $1,565,000 and $1,425,000, respectively. Non-accrual loans did not materially affect interest income for the years ended December 31, 2007, 2006 and 2005.

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

(Dollars in thousands)
Loans to directors and officers as a group at January 1, 2007	$2,600
Disbursements during the year ended December 31, 2007	4,358
Amounts collected during the year ended December 31, 2007	(3,433)

Loans to directors and officers as a group at December 31, 2007	$3,525

At December 31, 2007, the Company had pre-approved but unused lines of credit totaling $2,036,000 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$5,628	$4,331	$3,488

Provision charged to operations	1,033	2,612	809

Charge-offs	1,035	1,350	81
Recoveries	(114)	(35)	(115)

Net charge-offs (recoveries)	921	1,315	(34)

Balance at end of year	$5,740	$5,628	$4,331

NOTE 6 - BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Land	$1,668	$1,668
Buildings and leasehold improvements	7,192	7,129
Furniture and equipment	4,095	3,895

	12,955	12,692
Accumulated depreciation and amortization	(4,261)	(3,587)

Total	$8,694	$9,105

Depreciation and amortization expense amounting to $791,000, $868,000 and $874,000 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in occupancy and equipment expense.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 7 - DEPOSITS

Time deposits in denominations of $100,000 or more were $143,732,000 and $121,901,000 at December 31, 2007 and 2006, respectively. Brokered deposits totaled $12,001,000 and $8,628,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

	Less than $ 100,000	$ 100,000 or more	Total
	(Dollars in thousands)
2008	$100,139	$128,466	$228,605
2009	6,629	10,132	16,761
2010	1,554	3,433	4,987
2011	476	438	914
2012	747	1,263	2,010
Thereafter	—	—	—

Total	$109,545	$143,732	$253,277

NOTE 8 - BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal funds purchased, junior subordinated debt and obligations under a capitalized lease for the Bank’s main office facility.

The following table provides a summary of our borrowings:

	2007	2006
	(Dollars in thousands)
Short-term borrowings
Repurchase agreements	$18,193	$15,473
Federal funds sold	13,316	—

	$31,509	$15,473

Long-term debt
FHLB advances	$6,000	$6,000
Capitalized lease obligation	1,685	1,694
Junior subordinated debentures	10,310	13,918

	$17,995	$21,612

At December 31, 2007 and 2006, Federal Home Loan Bank advances were as follows:

	Call Feature	Amount	Rate
		(Dollars in thousands)
Due on July 16, 2012	Callable quarterly	$1,000	3.90% Fixed
Due on February 25, 2013	Callable quarterly	5,000	3.45% Fixed

Total FHLB borrowings/ weighted average rate		$6,000	3.53%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock of $1,158,000, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2007 was approximately $13,459,000. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

The Company also had unused lines of credit totaling $16.2 million from correspondent banks at December 31, 2007 and 2006.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 8 - BORROWINGS (Continued)

Federal funds purchased and securities sold under agreements to repurchase, which generally mature 1 to 4 days from the transaction date, at December 31, 2007 and 2006 are summarized below:

	2007	2006
	(Dollars in thousands)
Outstanding balance at December 31	$31,509	$15,473
Year-end weighted average rate	3.61%	3.69%
Average outstanding during the year	21,317	14,667
Average rate for the year	3.71%	3.51%
Maximum outstanding at any month-end during the year	31,509	19,430

Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $18,535,000 and $17,272,000 were pledged to secure securities sold under agreements to repurchase at December 31, 2007 and 2006, respectively and are held at an independent correspondent bank.

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

(Dollars in thousands)
2008	$782
2009	770
2010	497
2011	352
2012	279
2013 - thereafter	2,089

Total	$4,769

Total rent expense under operating leases was approximately $790,000, $783,000 and $721,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2007 and 2006 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $349,000 and $305,000 at December 31, 2007 and 2006, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 9 - LEASES (Continued)

At December 31, 2007, aggregate future minimum lease payments due under this capital lease obligation are as follows:

(Dollars in thousands)
2008	$148
2009	148
2010	158
2011	158
2012	158
2013 - 2029	3,043

Total minimum lease payments	3,813
Less amount representing interest	(2,128)

Present value of net minimum lease payments	$1,685

Both the land lease and capital leases for the Company’s main office discussed above are leased from a former director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another former director. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with a former director. The lease has an initial term of ten years with two renewal options for five years each. Total lease payments of $476,000, $495,000, and $457,000 were paid to these former directors under these leases during 2007, 2006 and 2005, respectively.

NOTE 10 - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

On December 31, 2001 and March 1, 2002, $2.0 million and $1.5 million, respectively, of trust preferred securities were placed through American Community Capital Trust I (“Capital Trust I”). The preferred securities paid cumulative cash distributions quarterly at an annual rate of 9%. The dividends paid to holders of the capital trust preferred securities, which were recorded as interest expense, were deductible for income tax purposes. The quarterly distributions could, at the option of the Company, be deferred up to five years. The preferred securities issued in 2001 and 2002 were redeemable on March 1, 2007 or afterwards at the par of $1,000 per share. These shares were redeemed on March 9, 2007.

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

The Company fully and unconditionally guarantees the preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to senior and subordinated indebtedness of the Company. A portion of the preferred securities qualify as Tier 1 capital for regulatory capital purposes.

A description of the Junior Subordinated Debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2007	2006
					(Dollars in thousands)
American Community Capital Trust I	12/31/2001	2,000	9.00%	03/01/2032	$—	$2,062
American Community Capital Trust I	03/01/2002	1,500	9.00%	03/01/2032	—	1,546
American Community Capital Trust II, Ltd.	12/15/2003	10,000	6.82%	12/15/2033	10,310	10,310

Total					$10,310	$13,918

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 11 - OTHER CONTRACTS

The Company entered into non-cancelable contracts with third parties for data processing services. The future minimum payments required under these contracts for the years ending December 31, 2010 are as follows:

(Dollars in thousands)
2008	$560
2009	597
2010	635

Total	$1,792

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

NOTE 12 - INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Current tax provision:
Federal	$2,712	$2,899	$1,657
State	499	479	423

	3,211	3,378	2,080

Deferred tax provision (benefit):
Federal	(314)	(848)	557
State	(28)	(90)	2

	(342)	(938)	559

Provision for income taxes	$2,869	$2,440	$2,639

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2007	2006	2005
	(Dollars in thousands)
Income tax expense computed at statutory rate of 34%	$2,682	$2,283	$2,430
Effect of state income taxes	311	257	280
Tax exempt interest	(142)	(102)	(75)
Other	18	2	4

Net provision for income taxes	$2,869	$2,440	$2,639

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 12 - INCOME TAXES (Continued)

Significant components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,921	$1,920
Capital lease	129	115
Deferred gain on sale-leaseback	22	27
Income from deferred data processing payment	43	57
Nondeductible accrued expenses	18	6
Stock compensation expense	143	123
Interest rate hedges	—	54
Net unrealized losses on available-for-sale securities	—	339
Other	44	43

Total deferred tax assets	2,320	2,684

Deferred tax liabilities:
Premises and equipment	(144)	(95)
Leased property	(368)	(631)
Core deposit intangible	(177)	(218)
Prepaid expenses	(57)	(111)
Interest rate hedges	(36)	—
Net unrealized gains on available-for-sale securities	(236)	—
Other	(2)	(6)

Total deferred tax liabilities	(1,020)	(1,061)

Net deferred tax assets	$1,300	$1,623

NOTE 13 - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)
Postage, printing and office supplies	$280	$340	$429
Advertising and promotion	195	189	274
Travel, meals, dues and subscriptions	265	225	200
Telephone	235	150	171
Data processing and technology	953	835	537
Professional fees and contracted services	1,280	1,027	965
Other	1,323	1,337	1,277

Total	$4,531	$4,103	$3,853

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 14 - REGULATORY MATTERS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2007:
Total Capital to Risk
Weighted Assets:
Consolidated	$58,798	14.24%	$33,040	8.00%	$	N/A	N/A
American Community Bank	47,012	11.42%	32,940	8.00%		41,175	10.00%
Tier 1 Capital to Risk
Weighted Assets:
Consolidated	53,625	12.98%	16,520	4.00%		N/A	N/A
American Community Bank	41,862	10.17%	16,470	4.00%		20,587	5.00%
Tier 1 Capital to
Average Assets:
Consolidated	53,625	11.02%	19,461	4.00%		N/A	N/A
American Community Bank	41,862	8.58%	19,515	4.00%		24,394	5.00%

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 15 - COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2007 is as follows:

Financial instruments whose contract amounts represent credit risk:

(Dollars in thousands)
Capital South II Partnership investment commitment	$125
Capital South II Partnership investment commitment	700
Standby letters of credit	2,908
Commitments to extend credit	7,488
Undisbursed lines of credit	63,205
Undisbursed portion of construction loans	34,147

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2007 and 2006:

	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$14,346	$14,346	$19,950	$19,950
Interest-earning deposits with banks	930	930	17,295	17,295
Securities available for sale	75,012	75,012	63,018	63,018
Securities held to maturity	1,770	1,804	2,174	2,192
Loans	387,219	395,458	364,803	371,296
Accrued interest receivable	2,640	2,640	2,938	2,938
Non-marketable equity securities	2,119	2,119	1,879	1,879

Financial liabilities:
Deposits	399,794	377,164	401,137	398,483
Short-term borrowings	31,509	31,509	15,473	15,473
Long-term debt	17,995	18,186	21,612	21,392
Accrued interest payable	898	898	661	661

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of up to 3.0% of each employee’s salary. Expenses totaled $105,000, $99,000 and $87,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employment Agreement

The Company has entered into employment agreements with certain officers to ensure a stable and competent management base. These agreements provide for terms ranging from three to five years, with automatic extension for an additional year at the end of the initial term and annually thereafter. The agreements provide for benefits as provided in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts.

Supplemental Executive Retirement Plan

In July 2007, the Bank established a Supplemental Executive Retirement Plan, which is a nonqualified plan that provides additional retirement benefits to the Bank’s chief executive officer. The accrued liability related to this plan was approximately $53,000 at December 31, 2007. The Plan was funded in February, 2008.

NOTE 18 - STOCK COMPENSATION PLANS

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

The Company has five share-based compensation plans in effect at December 31, 2007. The compensation cost that has been charged against income for those plans was approximately $52,000 and $375,000 for the years ended December 31, 2007 and 2006, respectively. The Company recorded a deferred tax benefit in the amount of $20,000 and $123,000 related to share-based compensation during the years ended December 31, 2007 and 2006, respectively.

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

In 2002, the Company implemented the 2002 Non-statutory Stock Option Plan which authorized the Board of Directors to grant up to 37,500 stock options (as adjusted for stock dividends) to directors of the Company. Options granted under the 2002 Non-Statutory

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 18 – STOCK COMPENSATION PLANS (Continued)

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

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 15,000 stock options for the year ended December 31, 2007 with a weighted average fair value of $3.98 per option and 98,000 stock options for the year ended December 31, 2006 with a weighted average fair value of $4.52 per option. No options were granted for the year ended December 31, 2005.

Assumptions in estimating option values:

	2007	2006	2005
Risk-free interest rate	4.08%	4.83%	—
Dividend yield	1.77%	1.54%	—
Volatility	21.04%	30.24%	—
Expected life	7 years	7 years	—

The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company based upon the previous seven years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant. No post-vesting restrictions exist for these options.

At December 31, 2007, there were 471,466 exercisable options with a weighted average exercise price of $6.62. At December 31, 2006, there were 487,893 exercisable options with a weighted average exercise price of $6.52. Of the total options outstanding at December 31, 2007 and 2006, the remaining average contractual lives were 3.44 and 4.28 years, respectively.

A summary of option activity under the stock option plans as of December 31, 2007 and 2006, and changes during the year ended December 31, 2007 and 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	643,131	$5.57
Exercised	(178,541)	5.11
Authorized	—	—
Forfeited	(1,506)	8.81
Granted	98,000	12.92

Outstanding at December 31, 2006	561,084	$7.00	4.28 years	$2,268,658
Exercised	(34,998)	6.03
Authorized	—	—
Forfeited	(11,000)	10.77
Granted	15,000	11.73

Outstanding at December 31, 2007	530,086	$7.12	3.44 years	$1,636,043

Exercisable at December 31, 2007	471,466	$6.62	2.88 years	$1,618,617

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 18 - STOCK COMPENSATION PLANS (Continued)

For the years ended December 31, 2007, 2006 and 2005 the intrinsic value of options exercised was approximately $191,000, $1,163,000, and $974,000, respectively.

The fair value of stock options vested over the years ended December 31, 2007, 2006 and 2005 was $52,000, $375,000, and $51,000, respectively.

As of December 31, 2007, there was $163,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.

The Company funds the option shares from authorized but unissued shares. Company policy does allow option holders to exercise options with seasoned shares.

The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $38,000 and $170,000 for the years ended December 31, 2007 and 2006, respectively.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R for the year ended December 31, 2007 is as follows:

	2007	2006
	(In thousands except per share data)
Income before income tax expense	$(52)	$(375)
Net income	(52)	(260)

Cash flow from operating activities	(38)	(170)
Cash flow provided by financing activities	38	170

Basic earnings per share	(0.01)	(0.04)
Diluted earnings per share	(0.01)	(0.04)

The following illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the prior years ended December 31, 2005:

2005
(In thousands except per share data)
Net income, as reported	$4,508
Add: Stock-based employee compensation expense included in the reported net income, net of related income taxes	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income taxes	(51)

Proforma net income	$4,457

Earnings per share - basic, as reported	$0.71
Earnings per share - basic, pro forma	0.70
Earnings per share - diluted, as reported	0.66
Earnings per share - diluted, pro forma	0.65

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 19 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2007, the Company had two derivative instruments with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. Total payments received on the 7.75% floor were $3,229 during 2007. The interest rate floors are carried at a fair market value of $532,319 and are included in other assets as of December 31, 2007.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the year were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. For the year ended December 31, 2007, the Company recorded a $144,000 gain, net of tax in other comprehensive income for the effective portion of the 7.25% floor. The Company recorded a $205,000 gain in other income during the year ended December 31, 2007 for the change in fair value of the 7.75% interest rate floor, and a $9,250 gain in other income for the ineffective portion of the 7.25% hedged instrument. For the year ended December 31, 2006 the Company recorded a $10,000 gain in other income for the ineffective portions of the 7.25% and 7.75% hedged instruments., and a $86,000 loss, net of tax in other comprehensive income for the effective portion of the floors.

NOTE 20 - SALE OF COMMON STOCK AND EXERCISE OF WARRANTS

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 21 - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005:

Condensed Statements of Financial Condition

December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Assets:
Cash and due from banks	$16	$56
Interest earning deposits with banks	8,757	14,143
Investment in securities available for sale	904	403
Investment in American Community Bank	52,571	51,101
Investment in American Community Capital Trust I	—	108
Investment in American Community Capital Trust II, Ltd.	310	310
Other assets	1,981	2,865

Total Assets	$64,539	$68,986

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust I	$—	$3,608
Due to American Community Capital Trust II, Ltd.	10,310	10,310
Other liabilities	205	—

Total Liabilities	10,515	13,918

Stockholders’ Equity:
Common stock	6,502	7,008
Additional paid-in capital	32,364	39,921
Retained earnings	14,744	8,787
Accumulated other comprehensive income (loss)	414	(648)

Total stockholders’ equity	54,024	55,068

Total Liabilities and Stockholders’ Equity	$64,539	$68,986

Condensed Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Interest income:
Dividends from subsidiaries	$4,999	$—	$—
Interest-earning deposits with banks	571	944	811

Total interest income	5,570	944	811

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	906	1,149	965

Non-interest income:
Equity in undistributed earnings of American Community Bank	317	4,424	4,645

Non-interest expense:
Professional fees	34	14	42
Other	80	22	27

Total non-interest expense	114	36	69

Income before taxes	4,867	4,183	4,422
Income tax benefit	(153)	(93)	(86)

Net income	$5,020	$4,276	$4,508

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 21 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,020	$4,276	$4,508
Equity in undistributed earnings of subsidiaries	(317)	(4,424)	(4,645)
Decrease (increase) in other assets	884	(1,321)	(1,288)
Increase in other liabilities	205	—	—

Net cash provided (used) by operating activities	5,792	(1,469)	(1,425)

Cash flows from investing activities:
Redemption of Capital Trust I stock	108	—	—
Investment in securities available for sale	(501)	—	—
Investment in American Community Bank	—	—	(500)

Net cash used by investing activities	(393)	—	(500)

Cash flows from financing activities:
Repayment of advances from subsidiaries	—	—	440
Redemption of junior subordinated deferrable interest debentures	(3,608)	—	—
Repurchase of common stock	(6,080)	(263)	—
Proceeds from issuance of common stock	211	912	10,907
Cash dividends paid on common stock	(1,348)	(1,382)	(861)

Net cash provided (used) by financing activities	(10,825)	(733)	10,486

Increase (decrease) in cash and cash equivalents	(5,426)	(2,202)	8,561
Cash and cash equivalents, beginning	14,199	16,401	7,840

Cash and cash equivalents, ending	$8,773	$14,199	$16,401

NOTE 22 - STOCK SPLIT

On January 25, 2006, the Company declared a three-for-two stock split in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this stock split.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Interest income	$8,737	$9,070	$8,921	$8,698
Interest expense	4,068	4,225	4,001	3,899

Net interest income	4,669	4,845	4,920	4,799
Provision for loan losses	471	156	231	183

Net interest income after provision for loan loss	4,198	4,689	4,689	4,616
Gain on sale of securities	—	2	—	17
Non-interest income	901	959	722	714
Total non-interest expense	3,361	3,449	3,482	3,326

Income before income taxes	1,738	2,201	1,929	2,021
Provision for income taxes	626	801	707	735

Net income	$1,112	$1,400	$1,222	$1,286

Net income per share
Basic	$0.17	$0.21	$0.18	$0.18
Diluted	0.17	0.20	0.17	0.18
Common stock price
High	$12.84	$12.50	$12.30	$12.69
Low	9.19	10.15	10.87	10.60

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Year Ended December 31, 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Interest income	$8,754	$8,320	$7,932	$7,328
Interest expense	3,898	3,646	3,180	2,797

Net interest income	4,856	4,674	4,752	4,531
Provision for loan losses	143	1,529	668	272

Net interest income after provision for loan loss	4,713	3,145	4,084	4,259
Gain on sale of securities	—	35	—	25
Non-interest income	795	827	869	802
Total non-interest expense	3,261	3,105	3,449	3,023

Income before income taxes	2,247	902	1,504	2,063
Provision for income taxes	822	290	572	756

Net income	$1,425	$612	$932	$1,307

Net income per share
Basic	$0.20	$0.09	$0.14	$0.19
Diluted	0.20	0.09	0.13	0.18
Common stock price
High	$11.71	$12.23	$13.49	$13.73
Low	11.00	11.18	12.04	12.14

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•

The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

The Company’s registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2007. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Randy P Helton	Dan R. Ellis, Jr.
President & Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Community Bancshares, Inc.

Charlotte, North Carolina

We have audited the internal control over financial reporting of American Community Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included, performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Community Bancshares, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of American Community Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina

March 13, 2008

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information contained in the sections captioned “Proposal 2: Election of Directors,” “Executive Officers,” and “Required Reports of Beneficial Ownership” in the 2008 Annual Meeting Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics is available at http://www.americancommunitybank.com.

ITEM 11 – EXECUTIVE COMPENSATION

The information contained in the sections captioned “Director Compensation” and “Executive Compensation” in the 2008 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the sections captioned “Ownership of Voting Securities” in the 2008 Annual Meeting Proxy Statement is incorporated herein by reference.

Set forth below is certain information regarding the Registrant’s various stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1999 Incentive:
	180,100	$5.98	4,513
	1999 Non-statutory:
	174,516	$8.06	5,080
	2001 Incentive:
	87,401	$9.91	61,185
	2002 Non-statutory:
	34,000	$6.50	1,500
	1997 FNB Plan:
	54,069	$3.70	-0-
Equity compensation plans not approved by security holders	None	None	None
Total	530,086	$7.12	72,278

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the sections captioned “Director Relationships” and “Indebtedness of and Transactions with Management” in the 2008 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the sections captioned “Report of the Audit Committee” and “Proposal 3: Ratification of Independent Public Accountants” in the 2008 Annual Meeting Proxy Statement are incorporated herewith by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

a) Report of independent registered public accounting firm

b) Consolidated Balance Sheets as of December 31, 2007 and 2006

c) Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

d) Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

e) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

f) Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

g) Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

(a) Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*, a management contract

10.2	1999 Incentive Stock Option Plan, a compensatory plan*

10.3	1999 Nonstatutory Stock Option Plan, a compensatory plan*

10.4	401(k) Plan, a compensatory plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003***

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003***

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003***

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) ***

10.6	2001 Incentive Stock Option Plan, a compensatory plan****

10.7	2002 Nonstatutory Stock Option Plan, a compensatory plan*****

10.8	Dividend Reinvestment and Common Stock Purchase Plan*******

21	Subsidiaries of Registrant (Filed herewith)

23	Consent of Dixon Hughes, PLLC

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement******

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form SB-2 (File No. 333-84484)
***	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
****	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
*****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
******	Filed with the Commission pursuant to Rule 14a-6.
*******	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2008	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton	March 13, 2008
Randy P. Helton, President,
Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.	March 13, 2008
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Robert D. Dinsmore	March 13, 2008
Robert D. Dinsmore, Director

/s/ Frank L. Gentry	March 13, 2008
Frank L. Gentry, Director

/s/ Thomas J. Hall	March 13, 2008
Thomas J. Hall, Director

/s/ Larry S. Helms	March 13, 2008
Larry S. Helms, Director

/s/ V. Stephen Moss	March 13, 2008
V. Stephen Moss, Director

/s/ Peter A. Pappas	March 13, 2008
Peter A. Pappas, Director

/s/ L. Steven Phillips	March 13, 2008
L. Steven Phillips, Director

/s/ Alison J. Smith	March 13, 2008
Alison J. Smith, Director

/s/ David D. Whitley	March 13, 2008
David D. Whitley, Director

/s/ Gregory N. Wylie	March 13, 2008
Gregory N. Wylie, Director

/s/ Philip R. Gilboy	March 13, 2008
Philip R. Gilboy, Director