Form 10-Q
period 2008-03-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2008-05-07
CIK 1106980

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 18, 2008 6,542,091 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 24 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007*
	(In thousands)
ASSETS

Cash and due from banks	$16,126	$14,346
Interest-earning deposits with banks	682	930
Investment securities available for sale, at fair value	77,751	75,012
Investment securities held to maturity, at cost	1,770	1,770
Loans	404,954	392,959
Allowance for loan losses	(6,095)	(5,740)

NET LOANS	398,859	387,219

Accrued interest receivable	2,398	2,640
Bank premises and equipment, net	8,605	8,694
Non-marketable equity securities	2,814	2,119
Goodwill	9,838	9,838
Other assets	5,308	3,027

TOTAL ASSETS	$524,151	$505,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Demand - non-interest bearing	$53,439	$54,459
Savings	22,664	24,181
Money market and NOW	67,473	67,877
Time	267,564	253,277

TOTAL DEPOSITS	411,140	399,794

Short-term borrowings	22,713	31,509
Long-term debt	32,996	17,995
Accrued expenses and other liabilities	1,807	2,273

TOTAL LIABILITIES	468,656	451,571

Stockholders' Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,542,091 and 6,502,288 issued and outstanding, respectively	6,542	6,502
Additional paid-in capital	32,571	32,364
Retained earnings	15,410	14,744
Accumulated other comprehensive income	972	414

TOTAL STOCKHOLDERS' EQUITY	55,495	54,024

Commitments (Note B)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$524,151	$505,595

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Loans	$7,163	7,828
Investments	1,004	737
Interest-earning deposits with banks	21	133

TOTAL INTEREST INCOME	8,188	8,698

INTEREST EXPENSE
Money market, NOW and savings deposits	290	632
Time deposits	3,053	2,747
Short-term borrowings	161	161
Long-term debt	369	359

TOTAL INTEREST EXPENSE	3,873	3,899

NET INTEREST INCOME	4,315	4,799
PROVISION FOR LOAN LOSSES	425	183

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,890	4,616

NON-INTEREST INCOME
Service charges on deposit accounts	602	581
Mortgage operations	86	80
Gain on sale of investment securities	—	17
Gain on derivative	272	11
Other	59	118

TOTAL NON-INTEREST INCOME	1,019	807

NON-INTEREST EXPENSE
Salaries and employee benefits	1,743	1,658
Occupancy and equipment	584	565
Other than temporary impairment of non-marketable equity securities	—	76
Professional fees	245	364
Other	799	738

	3,371	3,401

INCOME BEFORE INCOME TAXES	1,538	2,022
INCOME TAXES	547	735

NET INCOME	$991	$1,287

NET INCOME PER COMMON SHARE
BASIC	$0.15	$0.18

DILUTED	0.15	0.18

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,513,526	7,008,971

DILUTED	6,623,392	7,176,577

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(In thousands)
NET INCOME	$991	$1,287

OTHER COMPREHENSIVE INCOME:

SECURITIES AVAILABLE FOR SALE:
Unrealized holding gains on securities available for sale	496	345
Tax effect	(191)	(133)
Reclassification adjustment for gains realized in income	—	(27)
Tax effect	—	10

NET OF TAX AMOUNT	305	195

CASH FLOW HEDGING ACTIVITIES
Unrealized holding gains on cash flow hedging activities	442	29
Tax effect	(171)	(11)
Reclassification adjustment for gains realized in income	(29)	(18)
Tax effect	11	7

NET OF TAX AMOUNT	253	7

TOTAL OTHER COMPREHENSIVE INCOME	558	202

TOTAL COMPREHENSIVE INCOME	$1,549	$1,489

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$991	$1,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	250
Provision for loan losses	425	183
Gain on sale of foreclosed real estate	—	(28)
Gain on sale of securities available for sale	—	(17)
Other than temporary impairment of non-marketable equity security	—	76
Gain on derivatives	(272)	(11)
Amortization of capital lease obligations	—	(2)
Equity compensation expense	13	13
Change in assets and liabilities
Decrease in accrued interest receivable	242	187
Decrease (increase) in other assets	(1,993)	29
Increase (decrease) in accrued expenses and other liabilities	(447)	429

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(818)	2,396

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(4,904)	(925)
Proceeds from sale of securities available for sale	—	4,457
Proceeds from maturities, calls and principal repayments of investment securities	2,659	2,033
Net increase in loans from originations and repayments	(12,065)	(5,303)
Purchases of bank premises and equipment	(105)	(148)
Proceeds from sale of foreclosed real estate	—	198
Purchase of non-marketable equity securities	(695)	(16)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(15,110)	296

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(2,941)	(17,721)
Net increase in time deposits	14,287	12,574
Net increase in advances from Federal Home Loan Bank	15,000	—
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(8,795)	1,459
Redemption of long-term debt	—	(3,608)
Excess tax benefits from stock options exercised	—	38
Cash paid for dividends	(325)	(352)
Repurchase of common stock	—	(89)
Proceeds from issuance of common stock	234	120

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	17,460	(7,579)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,532	(4,887)
CASH AND CASH EQUIVALENTS, BEGINNING	15,276	37,245

CASH AND CASH EQUIVALENTS, ENDING	$16,808	$32,358

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three months ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE 2 – COMMITMENTS

At March 31, 2008, loan commitments are as follows:

Undisbursed lines of credit	$90,617,359
Stand-by letters of credit	3,143,717
Loan commitments	8,529,900

NOTE 3 – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

An analysis of the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$5,740	$5,628
Provision for losses	425	183

Charge-offs	(72)	(344)
Recoveries	2	5

Net charge-offs	(70)	(339)

Balance at end of period	$6,095	$5,472

The following is a summary of non-performing assets at the periods presented:

	March 31, 2008	December 31, 2007	March 31, 2007
	(In thousands)
Nonaccrual loans	$1,314	$866	$699
Nonaccrual leases	313	345	828
Restructured loans	511	511	—
Loans and leases 90 days past due and still accruing	296	—	1

Non-performing loans and leases	2,434	1,722	1,528

Foreclosed and repossessed assets	8	9	52

Total non-performing assets	$2,442	$1,731	$1,580

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 3 – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS (Continued)

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

As of March 31, 2008, the Company had recorded loans and leases considered impaired in accordance with SFAS No. 114 of $3.0 million with a corresponding valuation allowance of $1.1 million. Accordingly, the fair value of impaired loans was $1.9 million at March 31, 2008. The fair value was determined primarily by the fair value of the underlying collateral of the loans. The appraisals used to determine fair value are considered level 3 inputs. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary. At March 31, 2008, the Company had one impaired loan with a balance of $155,000 with no reserve recorded since the fair value of the underlying collateral was deemed to be in excess of the current balance.

NOTE 4 – PER SHARE RESULTS

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

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares used in computing basic net income per share	6,513,526	7,008,971

Effect of dilutive stock options	109,866	167,606

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,623,392	7,176,577

For the three months ended March 31, 2008, there were 95,500 options that were antidilutive. For the three months ended March 31, 2007 there were 93,000 options that were antidilutive.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates. All derivative financial instruments are recorded at fair value in the consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

As of March 31, 2008, the Company had two derivative instruments with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract, which is being amortized over the three-year term of the contract. This contract is classified as a cash flow hedge. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract which is being amortized over the three-year term of the contract. The interest rate floors are carried at a fair market value of $1,179,093 and are included in other assets as of March 31, 2008.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The Company recorded a $254,645 gain in other income during the quarter ended March 31, 2008 for the change in fair value of the 7.75% interest rate floor, and a $17,611 gain in other income for the ineffective portion of the 7.25% hedged instrument for the quarter ended March 31, 2008. For the three months ended March 31, 2007, the Company recorded $11,470 in other income for change in fair value of the 7.75% floor. There was no ineffective portion of the 7.25% hedged instrument as of March 31, 2007. Total payments received in the first quarter of 2008 were $43,333. There were no payments received in the first quarter of 2007.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 6 – SHARE REPURCHASE AND DIVIDEND REINVESTMENT PROGRAMS

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

The Board of Directors also voted to establish a dividend reinvestment and stock purchase plan in December 2005, under which shares of the Company’s common stock are available for sale to the registered shareholders of the Company. The Plan provides shareholders with an alternative way to increase their holdings of our common stock by reinvesting dividends or making optional cash payments to purchase additional shares.

NOTE 7 – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991 as of March 31, 2007. This write down was recorded as a charge to earnings in the first quarter of 2007. This trust company has two common directors with the Company. The Company re-evaluated the investment at March 31, 2008 and noted that there was no additional other than temporary impairment.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin in November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company has decided not to implement SFAS 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement applies to all derivatives and hedged items and is effective for periods beginning after November 15, 2008 prospectively, with comparative disclosures encouraged. This statement requires enhanced qualitative disclosures and tabular disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk contingent features in derivative agreements. The Company is currently evaluating the effects that SFAS 161 will have upon adoption as this standard will affect the presentation and disclosure in the consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENT

On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

The following table summarizes quantitative disclosures about the fair value measurement for each category of financial assets and financial liabilities carried at fair value as of March 31, 2008.

Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities available for sale	$77,751	$10	$76,838	$903
Interest rate floors	1,179	—	—	1,179
Assets in rabbi trust	1,571	1,115	456	—

Liabilities:
Deferred compensation obligation	(19)	25	(44)	—

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2008.

Description	Investment Securities Available for Sale	Interest Rate Floor
	(in thousands)
Balance at December 31, 2007	$903	$532
Total gains:
Included in earnings	—	272
Included in other comprehensive income	—	413
Amortization	—	(38)

Balance at March 31, 2008	$903	$1,179

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENT (Continued)

The following table reflects the changes in fair values of Level 3 financial instruments for the three months ended March 31, 2008 and where these changes are included in the financial statements.

Description	Net interest income	Non-interest income - Other	Total changes in fair values included in earnings
	(in thousands)
Interest rate floors:
Change in fair value	$—	$272	$272
Amortization	(38)	—	(38)

Total	$(38)	$272	$234

NOTE 10 – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In July 2007, the Bank established a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides additional retirement benefits to the Bank’s chief executive officer. Under the terms of the SERP, upon retirement or the occurrence of certain other events, the Company will pay benefits to the Bank’s chief executive officer in the form of a single cash lump sum payment. Benefits under the SERP vest at a rate of 10% per year beginning at age 53 and are fully vested at age 62. Compensation expense related to the plan was $39,750 for the quarter ended March 31, 2008. The plan was funded in February, 2008 in the amount of $1,590,000. The assets related to this plan are maintained in a rabbi trust and are included in other assets. The assets are accounted for at market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with the resulting gains or losses in value recorded in income. The change in value of the rabbi trust assets results in a corresponding change in fair value of the deferred compensation obligation which is recorded as compensation expense. As a result, there is no impact on net income as a result of the change in fair value of the assets held in the rabbi trust. The assets had a market value of $1,571,000 at March 31, 2008. The accrued liability related to this plan was $92,750 at March 31, 2008.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets at March 31, 2008 increased by $18.6 million or 3.7% to $524.2 million compared to $505.6 million at December 31, 2007. The Company had earning assets of $481.9 million at March 31, 2008. Gross loans increased by $12.0 million or 3.1% to $405.0 million from $393.0 million at December 31, 2007. Investment securities and other non-marketable equity securities increased by $3.4 million or 4.3% to $82.3 million from $78.9 million at December 31, 2007. Overnight investments decreased by $248,000 or 26.7% from $930,000 at December 31, 2007 to $682,000 at March 31, 2008. Total deposits as of March 31, 2008 increased by $11.3 million or 2.8% to $411.1 million compared to $399.8 million at December 31, 2007. Total borrowed money as of March 31, 2008 increased $6.2 million or 12.5% to $55.7 million compared to $49.5 million at December 31, 2007. Stockholders’ equity was $55.5 million at March 31, 2008 compared to $54.0 million at December 31, 2007 for an increase of $1.5 million or 2.8%.

The allowance for loan losses increased by $355,000 or 6.2% to $6.1 million at March 31, 2008 as compared to $5.7 million at December 31, 2007. The increase in the allowance was due to a loan loss provision of $425,000 and was reduced by net loan and lease charge-offs of $70,000 for the three months ended March 31, 2008. The allowance for loan losses equaled 1.51% of total loans outstanding at March 31, 2008 as compared to 1.46% at December 31, 2007. In addition the allowance for loan losses equaled 250% of non-performing loans and leases, which totaled $2.4 million at March 31, 2008 and 333% of non-performing loans and leases at December 31, 2007 which totaled $1.7 million. The increase in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $77.8 million at March 31, 2008. The portfolio increased by $2.8 million or 3.7% from the $75.0 million balance at December 31, 2007. In addition the Company had investment securities held to maturity of $1.8 million at March 31, 2008 and at December 31, 2007.

Interest-earning deposits with banks at March 31, 2008 decreased by $248,000 or 26.7% to $682,000 compared to $930,000 at December 31, 2007. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non-interest earning assets at March 31, 2008 increased by $3.8 million or 9.7% to $42.3 million compared to $38.5 million at December 31, 2007. The increase is primarily attributable to an increase of $1.8 million to $16.1 million in the cash and due from banks category. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Bank premises and equipment was $8.6 million at March 31, 2008, a decrease of $89,000. Accrued interest receivable decreased $242,000 to $2.4 million at March 31, 2008 as a result of the timing in the collection of interest income combined with lower interest rates in the loan portfolio. Other assets increased by $2.3 million primarily as a result of funding the $1.6 million Supplemental Employee Retirement Plan (SERP).

Total deposits increased $11.3 million or 2.8% from $399.8 million at December 31, 2007 to $411.1 million at March 31, 2008. The composition of the deposit base, by category, at March 31, 2008 is as follows: 13% non-interest bearing demand deposits, 6% savings deposits, 16% money market and NOW accounts and 65% time deposits. The non-interest bearing demand deposits, savings, and money market and NOW accounts all experienced decreases over the three-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $1.0 million or 1.9%; savings, $1.5 million or 6.3% and money market and NOW accounts, $404,000 or 0.6%. The time deposits category experienced an increase over the three-month period. Dollar and percentage increases were as follows: time deposits, $14.3 million or 5.6%. Time deposits of $100,000 or more totaled $158.3 million, or 38.5% of total deposits at March 31, 2008. The composition of deposits at December 31, 2007 was 14% non-interest bearing demand deposits, 6% savings deposits, 17% money market and NOW accounts and 63% time deposits.

From time to time the Company also utilizes brokered deposits as a funding source. Brokered deposit balances at March 31, 2008 were $25.0 million as compared to $12.0 million at December 31, 2007, a $13.0 million or 108.3% increase.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, decreased $8.8 million or 27.9% from $31.5 million at December 31, 2007 to $22.7 million at March 31, 2008. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at March 31, 2008 of $21.0 million with maturity dates ranging from July 2012 through February 2018. At December 31, 2007 the Company had advances from the Federal Home Loan Bank of Atlanta of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at March 31, 2008 and December 31, 2007 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at March 31, 2008 and December 31, 2007. The maturity date of the subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities decreased $466,000 or 20.5% to $1.8 million at March 31, 2008 from $2.3 million at December 31, 2007. The decrease is primarily attributable to a decrease in accrued income taxes for the year combined with a decrease in accrued interest on long-term debt. Stockholders’ equity increased $1.5 million or 2.8% to $55.5 million at March 31, 2008 compared to $54.0 million at December 31, 2007.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net Income. The Company generated net income for the three months ended March 31, 2008 of $991,000 compared to net income for the three months ended March 31, 2007 of $1.3 million. On a fully diluted per share basis earnings were $.15 for the quarter ended March 31, 2008 compared to $.18 for the quarter ended March 31, 2008. For the three months ended March 31, 2008 and 2007, respectively annualized return on average assets was 0.77% and 1.05% and annualized return on average equity was 7.24% and 9.36%.

Net Interest Income. Net interest income decreased $484,000 from $4.8 million for the three months ended March 31, 2007 to $4.3 million for the three months ended March 31, 2008. Total interest income benefited from growth in average earning assets offset by a decrease in net interest margin.

Total average earning assets increased $27.1 million or 6.1% from an average of $444.0 million during the first quarter of 2007 to an average of $471.1 million during the first quarter of 2008. The Company experienced solid loan growth with average loan balances increasing by $20.0 million or 5.4%. The increase in average balances for investment securities and interest-earning deposits was $7.1 million or 9.5%. Average interest-bearing liabilities increased by $34.9 million or 9.5% during the three months ended March 31, 2008 of which $20.5 million was attributable to deposits while borrowings increased $14.4 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended March 31, 2008 was 3.76% compared to 4.38% for the same quarter in 2007. The decrease in net interest margin is primarily a result of deposit and borrowings costs decreasing slower than the yield on earning assets. The Federal Open Market Committee (FOMC) decreased short-term rates seven times for a total of 300 basis points beginning September 18, 2007 and ending March 18, 2008. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans decreased immediately as the FOMC lowered rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to decrease. The yield on our interest earning assets decreased 82 basis points from 7.84% for the three months ended March 31, 2007 to 7.02% for the three months ended March 31, 2008. During the same time period, the cost of our interest bearing liabilities decreased from 4.22% to 3.83% or 39 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 42 basis points from 3.61% in the quarter ended March 31, 2007 to 3.19% for the same quarter in 2008.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended March 31, 2008 was $425,000, representing a $242,000 or 132.2% increase from the $183,000 recorded for the quarter ended March 31, 2007. The increase in the provision was primarily related to an increase in non-performing loans and leases of $906,000 or 59.3% from $1.5 million at March 31, 2007 to $2.4 million at March 31,

2008. Non-performing loans and leases are defined as non-accrual loans and leases, restructured loans, plus loans and leases 90 days past due and still accruing. The non-performing loan and lease increase primarily involved two loan relationships totaling $317,000, two equipment leases totaling $233,000 combined with a troubled debt restructuring totaling $511,000. The $317,000 loan relationships are comprised of the following: $131,000 is secured by 1-4 family real estate, $167,000 is secured by vehicles and equipment and the remaining $19,000 is unsecured. The additional provision for these non-performing loans and leases for the quarter ended March 31, 2008 totaled $118,000, $93,000, and $-0-, respectively. In addition gross loans grew $12.0 million for the three months ended March 31, 2008 compared to the $5.0 million growth for the three months ended March 31, 2007.

Non-interest Income. Non-interest income increased by $212,000 or 26.3% to $1.0 million for the three months ended March 31, 2008 compared with $807,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 19.1% for the three months ended March 31, 2008 from 14.4% for the same period in the prior year primarily as a result of the derivative gain of $272,000 for the three months ended March 31, 2008 combined with the $483,000 decrease in net interest income. The largest components of non-interest income were service charges on deposit accounts of $602,000 for the quarter ended March 31, 2008, compared to $581,000 during the same period in 2007 or a 3.6% increase, fees from mortgage banking operations of $86,000 in 2008 as compared to $80,000 in 2007 or a 7.5% increase, and gain on derivatives of $272,000 in 2008 as compared to $11,000 in 2007. The 2008 gain on derivatives primarily represents the change in fair value of an interest rate floor agreement that does not qualify for hedge accounting.

Non-interest Expense. Total non-interest expense decreased $30,000 or 0.88% for the three months ended March 31, 2008. The decrease was primarily due to decreases in professional fees and the other than temporary impairment of securities charge in 2007, offset by an increase in compensation, occupancy and other expenses. The increase in compensation expense of $85,000 from the prior year was due to the addition of key personnel as well as $39,750 in additional compensation expense related to the SERP.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 35.6% and 36.4% for the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $94.6 million, which represents 18.0% of total assets and 20.3% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $25.0 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $21.0 million outstanding from the FHLB at March 31, 2008). At March 31, 2008, outstanding commitments to extend credit were $8.5 million and available line of credit balances totaled $90.6 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 65.1% of the Company’s total deposits at March 31, 2008, and 63.4% at December 31, 2007. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 38.5% of the Company’s total deposits at March 31, 2008. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits. The Company has $25.0 million in brokered deposits as of March 31, 2008 as compared to $15.0 million at March 31, 2007.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At March 31, 2008, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Management does not believe there has been any significant change in the overall analysis of financial instruments considered market risk sensitive since December 31, 2007.

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

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors included in the Company’s most recent form annual report on form 10-K.

Item 6.	Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003**

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003**

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003**

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) **

10.6	2001 Incentive Stock Option Plan***

10.7	2002 Nonstatutory Stock Option Plan****

10.8	Dividend Reinvestment Plan

10.9	Change in Control Agreement with Stephanie Helms (Filed herewith)

10.10	Change in Control Agreement with Dan R. Ellis, Jr (Filed herewith)

10.11	Change in Control Agreement with William Mark DeMarcus (Filed herewith)

10.12	Amended Employment Agreement with V. Stephen Moss (Filed herewith)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
**	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
***	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
****	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 4/18/2008	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 4/18/2008	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer