Form 10-Q
period 2008-06-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2008-08-13
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-30517

AMERICAN COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-2179531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Cameron Valley Parkway, Suite 150, Charlotte, NC 28211

(Address of principal executive offices)

(704) 225-8444

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 19, 2008 6,542,091 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 24 pages.

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands)
ASSETS
Cash and due from banks	$16,078	$14,346
Interest-earning deposits with banks	749	930
Investment securities available for sale, at fair value	75,794	75,012
Investment securities held to maturity, at cost	1,769	1,770
Loans	412,881	392,959
Allowance for loan losses	(6,390)	(5,740)

NET LOANS	406,491	387,219

Accrued interest receivable	2,148	2,640
Bank premises and equipment, net	8,434	8,694
Non-marketable equity securities	3,039	2,119
Goodwill	9,838	9,838
Other assets	5,510	3,027

TOTAL ASSETS	$529,850	$505,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand - non-interest bearing	$52,278	$54,459
Savings	17,697	24,181
Money market and NOW	69,233	67,877
Time	277,338	253,277

TOTAL DEPOSITS	416,546	399,794
Short-term borrowings	20,149	31,509
Long-term debt	37,991	17,995
Accrued expenses and other liabilities	393	2,273

TOTAL LIABILITIES	475,079	451,571

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,542,091 and 6,502,288 issued and outstanding, respectively	6,542	6,502
Additional paid-in capital	32,615	32,364
Retained earnings	15,566	14,744
Accumulated other comprehensive income	48	414

TOTAL STOCKHOLDERS’ EQUITY	54,771	54,024

Commitments (Note 2)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,850	$505,595

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,586	$7,856	$13,749	$15,685
Investments	970	819	1,974	1,555
Interest-earning deposits with banks	13	246	34	379

TOTAL INTEREST INCOME	7,569	8,921	15,757	17,619

INTEREST EXPENSE
Money market, NOW and savings deposits	223	583	513	1,215
Time deposits	2,925	2,923	5,978	5,670
Short-term borrowings	107	106	268	356
Long-term borrowings	374	389	743	659

TOTAL INTEREST EXPENSE	3,629	4,001	7,502	7,900

NET INTEREST INCOME	3,940	4,920	8,255	9,719
PROVISION FOR LOAN LOSSES	296	231	721	414

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,644	4,689	7,534	9,305

NON-INTEREST INCOME
Service charges on deposit accounts	597	608	1,199	1,189
Mortgage operations	95	93	181	173
Gain on investment securities	—	—	—	17
Gain (loss) on derivative	(148)	(67)	124	(56)
Loss on SERP investment	(72)	—	(91)	—
Other	68	88	146	206

TOTAL NON-INTEREST INCOME	540	722	1,559	1,529

NON-INTEREST EXPENSE
Salaries and employee benefits	1,639	1,743	3,382	3,401
Occupancy and equipment	614	564	1,198	1,129
Other than temporary impairment of non-marketable equity securities	—	—	—	76
Professional fees	369	243	614	618
Other	821	932	1,620	1,660

TOTAL NON-INTEREST EXPENSE	3,443	3,482	6,814	6,884

INCOME BEFORE INCOME TAXES	741	1,929	2,279	3,950

INCOME TAXES	257	707	804	1,442

NET INCOME	$484	$1,222	$1,475	$2,508

NET INCOME PER COMMON SHARE
BASIC	$0.07	$0.18	$0.23	$0.36

DILUTED	0.07	0.17	0.22	0.35

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.10	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,542,091	6,978,724	6,527,809	6,993,764

DILUTED	6,613,633	7,140,680	6,618,435	7,157,955

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME	$484	$1,222	$1,475	$2,508

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding losses on securities available for sale	(1,327)	(861)	(831)	(528)
Tax effect	511	331	320	204
Reclassification adjustment for gains realized in income	—	—	—	(17)
Tax effect	—	—	—	6

Net of tax amount	(816)	(530)	(511)	(335)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(157)	(48)	285	(29)
Tax effect	61	18	(110)	11
Reclassification adjustment for gains realized in income	(20)	—	(49)	(6)
Tax effect	8	—	19	2

Net of tax amount	(108)	(30)	145	(22)

Total other comprehensive loss	(924)	(560)	(366)	(357)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(440)	$662	$1,109	$2,151

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2008 and 2007

	Six months ended June 30, 2008	Six months ended June 30, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,475	$2,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	469
Provision for loan losses	721	414
Gain on foreclosed real estate	—	(27)
Gain on sale of securities available for sale	—	(17)
Other than temporary impairment of non-marketable equity security	—	76
Recognition of hedge ineffectiveness	(124)	(11)
Decrease in capital lease obligations	(4)	(2)
Equity compensation expense	28	26
Change in assets and liabilities
Decrease in accrued interest receivable	492	323
Decrease (increase) in other assets	(2,038)	832
Decrease in accrued expenses and other liabilities	(1,789)	(97)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(790)	4,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(9,722)	(18,442)
Proceeds from sale of securities available for sale	—	4,457
Proceeds from maturities, calls and principal repayments of investment securities	8,105	4,606
Net increase in loans from originations and repayments	(19,993)	(11,483)
Purchases of bank premises and equipment	(131)	(232)
Proceeds from sale of foreclosed real estate	—	197
Purchase of Federal Home Loan Bank stock	(920)	—
Purchase of non-marketable equity securities	—	(315)

NET CASH USED IN INVESTING ACTIVITIES	(22,661)	(21,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(7,309)	(12,572)
Net increase in time deposits	24,061	18,901
Advances from Federal Home Loan Bank	20,000	—
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(11,360)	7,509
Redemption of long-term debt	—	(3,608)
Excess tax benefits from stock options exercised	29	38
Cash paid for dividends	(653)	(699)
Repurchase of common stock	—	(754)
Proceeds from issuance of common stock	234	128

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,002	8,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,551	(7,775)

CASH AND CASH EQUIVALENTS, BEGINNING	15,276	37,245

CASH AND CASH EQUIVALENTS, ENDING	$16,827	$29,470

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six months ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE 2 – COMMITMENTS

At June 30, 2008, loan commitments are as follows:

Undisbursed lines of credit	$86,858,758
Stand-by letters of credit	4,113,256
Loan commitments	8,996,600

NOTE 3 – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

An analysis of the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Balance at beginning of period	$5,740	$5,628
Provision for losses	721	414

Charge-offs	(73)	(591)
Recoveries	2	92

Net charge-offs	(71)	(499)

Balance at end of period	$6,390	$5,543

The following is a summary of non-performing assets at the periods presented:

	June 30, 2008	December 31, 2007	June 30, 2007
	(In thousands)
Nonaccrual loans	$1,614	$866	$666
Nonaccrual leases	436	345	837
Restructured loans	—	511	—
Loans and leases 90 days past due and still accruing	91	—	8

Non-performing loans and leases	2,141	1,722	1,511

Foreclosed and repossessed assets	8	9	55

Total non-performing assets	$2,149	$1,731	$1,566

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

As of June 30, 2008, the Company had recorded loans and leases considered impaired in accordance with SFAS No. 114 of $2.5 million with a corresponding valuation allowance of $1.1 million. Accordingly, the fair value of impaired loans was $1.4 million at June 30, 2008. The fair value was determined primarily by the fair value of the underlying collateral of the loans. The appraisals used to determine fair value are considered level 3 inputs as further discussed in Note 9. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary. At June 30, 2008, the Company had one impaired loan with a balance of $155,000 with no reserve recorded since the fair value of the underlying collateral was deemed to be in excess of the current balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	6,542,091	6,978,724	6,527,809	6,993,764

Effect of dilutive stock options	71,542	161,956	90,626	164,191

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,613,633	7,140,680	6,618,435	7,157,955

For the three and six months ended June 30, 2008, there were 153,013 and 144,474 options, respectively, that were antidilutive. For the three and six months ended June 30, 2007, there were 88,000 options that were antidilutive.

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

As of June 30, 2008, the Company had two derivative instruments with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract, which is being amortized over the three-year term of the contract. This contract is classified as a cash flow hedge. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract which is being amortized over the three-year term of the contract. The interest rate floors are carried at a fair market value of $809,434 and are included in other assets as of June 30, 2008.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The Company recorded a $160,971 loss in other income during the quarter ended June 30, 2008 for the change in fair value of the 7.75% interest rate floor as compared to a $11,470 gain recorded for the quarter ended June 30, 2007. The Company recorded a $12,486 gain in other income for the ineffective portion of the 7.25% hedged instrument for the quarter ended June 30, 2008. There was no ineffective portion of the 7.25% hedged instrument as of June 30, 2007. For the six months ended June 30, 2008, the Company recorded a $93,644 gain in other income for the change in fair value of the 7.75% interest rate floor as compared to a $55,979 loss recorded for the six months ended June 30, 2007. The Company also recorded a $30,097 gain in other income for the ineffective portion of the 7.25% hedged instrument for the six months ended June 30, 2008 while there was no ineffective portion of the 7.25% hedged instrument as of June 30, 2007. Total payments received in the six months ended June 30, 2008 were $263,021. There were no payments received in the six months ended June 30, 2007.

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

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. This statement applies to all derivatives and hedged items and is effective for periods beginning after November 15, 2008 prospectively, with comparative disclosures encouraged. This statement requires enhanced qualitative disclosures and tabular disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk contingent features in derivative agreements. The Company is currently evaluating the effects that SFAS 161 will have upon adoption as this standard will affect the presentation and disclosure in the consolidated financial statements.

NOTE 8 – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991 as of March 31, 2007. This write down was recorded as a charge to earnings in the first quarter of 2007. This trust company has two common directors with the Company. The Company re-evaluated the investment at June 30, 2008 and noted that there was no additional other than temporary impairment.

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of SFAS 157, “Fair Value Measurements” effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2:	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities available for sale	$75,794	$6	$74,885	$903
Interest rate floors	809	—	—	809
Assets in rabbi trust	1,499	1,055	444	—

Liabilities:
Deferred compensation obligation	(91)	(35)	(56)	—

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENT (Continued)

The following table reconciles the changes in Level 3 financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2008.

Description	Investment Securities Available for Sale	Interest Rate Floor
	(in thousands)
Balance at December 31, 2007	$903	$532
Total gains:
Included in earnings	—	124
Included in other comprehensive income	—	236
Amortization	—	(83)

Balance at June 30, 2008	$903	$809

The following table reflects the changes in fair values of Level 3 financial instruments measured on a recurring basis for the six months ended June 30, 2008 and where these changes are included in the financial statements.

Description	Net interest income	Non-interest income - Other	Total changes in fair values included in earnings
	(in thousands)
Interest rate floors:
Change in fair value	$—	$124	$124
Amortization	(83)	—	(83)

Total	$(83)	$124	$41

The following table presents financial assets measured at fair value on a non-recurring basis as of June 30, 2008.

Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired loans and leases	$1,395	$—	$—	$1,395

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 10 – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In July 2007, the Bank established a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides additional retirement benefits to the Bank’s chief executive officer. Under the terms of the SERP, upon retirement or the occurrence of certain other events, the Company will pay benefits to the Bank’s chief executive officer in the form of a single cash lump sum payment. Benefits under the SERP vest at a rate of 10% per year beginning at age 53 and are fully vested at age 62. The SERP also includes a vesting acceleration clause in case of a change of control. Compensation expense related to the plan was $39,750 for the quarter ended June 30, 2008 and $79,500 for the six months ended June 30, 2008. The plan was funded in February, 2008 in the amount of $1,590,000. The assets related to this plan are maintained in a rabbi trust and are included in other assets. The assets are accounted for at market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with the resulting gains or losses in value recorded in income. The change in value of the rabbi trust assets results in a corresponding change in fair value of the deferred compensation obligation which is recorded as an adjustment of compensation expense. As a result, there is no impact on net income as a result of the change in fair value of the assets held in the rabbi trust. The assets had a market value of $1,499,138 at June 30, 2008. The accrued liability related to this plan was $132,500 at June 30, 2008.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

Total assets at June 30, 2008 increased by $24.3 million or 4.8% to $529.9 million compared to $505.6 million at December 31, 2007. The Company had earning assets of $487.8 million at June 30, 2008. Gross loans increased by $19.9 million or 5.1% to $412.9 million from $393.0 million at December 31, 2007. Investment securities and other non-marketable equity securities increased by $1.7 million or 2.2% to $80.6 million from $78.9 million at December 31, 2007. Total deposits as of June 30, 2008 increased by $16.7 million or 4.2% to $416.5 million compared to $399.8 million at December 31, 2007. Total borrowed money as of June 30, 2008 increased $8.6 million or 17.4% to $58.1 million compared to $49.5 million at December 31, 2007. Stockholders’ equity was $54.8 million at June 30, 2008 compared to $54.0 million at December 31, 2007 for an increase of $747,000 million or 1.4%.

The allowance for loan losses increased by $650,000 or 11.3% to $6.4 million at June 30, 2008 as compared to $5.7 million at December 31, 2007. The increase in the allowance was due to a loan loss provision of $721,000 and was reduced by net loan and lease charge-offs of $71,000 for the six months ended June 30, 2008. The allowance for loan losses equaled 1.55% of total loans outstanding at June 30, 2008 as compared to 1.46% at December 31, 2007. The increase in the percentage of the allowance for loan losses to total loans outstanding is due to an increase in non-accrual loans and leases and related reserves. In addition the allowance for loan losses equaled 298% of non-performing loans and leases, which totaled $2.1 million at June 30, 2008 and 333% of non-performing loans and leases at December 31, 2007 which totaled $1.7 million. The increase in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $75.8 million at June 30, 2008. The portfolio increased by $782,000 or 1.0% from the $75.0 million balance at December 31, 2007. In addition the Company had investment securities held to maturity of $1.8 million at June 30, 2008 and December 31, 2007.

Interest-earning deposits with banks at June 30, 2008 decreased by $181,000 or 19.5% to $749,000 compared to $930,000 at December 31, 2007. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non-interest earning assets at June 30, 2008 increased by $3.5 million or 9.1% to $42.0 million compared to $38.5 million at December 31, 2007. The increase is primarily attributable to an increase in the cash and due from banks category of $1.7 million to $16.1 million. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Bank premises and equipment was $8.4 million at June 30, 2008, a decrease of $260,000. Accrued interest receivable decreased $492,000 to $2.1 million at June 30, 2008 as a result of the timing in the collection of interest income combined with lower interest rates in the loan portfolio. Other assets increased by $2.4 million primarily as a result of funding the $1.6 million Supplemental Employee Retirement Plan (SERP).

Total deposits increased $16.8 million or 4.2% from $399.8 million at December 31, 2007 to $416.6 million at June 30, 2008. The composition of the deposit base, by category, at June 30, 2008 is as follows: 13% non-interest bearing demand deposits, 4% savings deposits, 17% money market and NOW accounts and 66% time deposits. The non-interest bearing demand deposits and savings experienced decreases over the six-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $2.2 million or 4.0% and savings, $6.5 million or 26.8%. The money and NOW category experienced an increase over the six-month period of $1.4 million or 2.0%. The time deposits experienced and increase of $24.1 million or 9.5%. Time deposits of $100,000 or more totaled $165.1 million, or 39.6% of total deposits at June 30, 2008. The composition of deposits at December 31, 2007 was 14% non-interest bearing demand deposits, 6% savings deposits, 17% money market and NOW accounts and 63% time deposits.

From time to time the Company also utilizes brokered deposits as a funding source. Brokered deposit balances at June 30, 2008 were $32.8 million as compared to $12.0 million at December 31, 2007, a $20.8 million or 173.3% increase.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, decreased $11.4 million or 36.1% from $31.5 million at December 31, 2007 to $20.1 million at June 30, 2008. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at June 30, 2008 of $26.0 million with maturity dates ranging from July 2012 through February 2018. At December 31, 2007 the Company had advances from the Federal Home Loan Bank of Atlanta of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at June 30, 2008 and December 31, 2007 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at June 30, 2008 and December 31, 2007. The maturity date of the subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities decreased $1.9 million or 82.7% to $393,000 at June 30, 2008 from $2.3 million at December 31, 2007. The decrease is primarily attributable to a decrease in accrued income taxes for the year combined with a decrease in accrued interest on long-term debt. Stockholders’ equity increased $747,000 or 1.4% to $54.8 million at June 30, 2008 compared to $54.0 million at December 31, 2007.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007

Net Income. The Company generated net income for the three months ended June 30, 2008 of $484,000 compared to net income for the three months ended June 30, 2007 of $1,222,000. On a per share basis, basic earnings were $.07 for the first three months of 2008 compared to $.18 for 2007, and diluted earnings were $.07 for 2008 compared to $.17 for 2007. For the three months ended June 30, 2008 and 2007, respectively annualized return on average assets was 0.36% and 1.00% and annualized return on average equity was 3.46% and 8.81%.

Net Interest Income. Net interest income decreased $980,000 from $4.9 million for the three months ended June 30, 2007 to $3.9 million for the three months ended June 30, 2008. Net interest income decreased due to compression in net interest margin partially offset by growth in average earning assets.

Total average earning assets increased $28.4 million or 6.2% from an average of $460.6 million during the second quarter of 2007 to an average of $489.0 million during the second quarter of 2008. The Company experienced good loan growth with average loan balances increasing by $34.2 million, while average balances for investment securities and interest-earning deposits decreased $5.8 million. Average interest-bearing liabilities increased by $38.5 million during the three months ended June 30, 2008. Average interest-bearing deposits increased $19.2 million and average borrowings increased $19.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended June 30, 2008 was 3.23% compared to 4.28% for the same quarter in 2007. The decrease in net interest margin is primarily a result of deposit and borrowings costs decreasing slower than the yield on earning assets. The Federal Open Market Committee (FOMC) decreased short-term rates seven times for a total of 325 basis points beginning September 18, 2007 and ending April 30, 2008. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans decreased immediately as the FOMC lowered rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to decrease. The average yield on the Company’s interest bearing assets decreased 152 basis points from 7.75% for the quarter ended June 30, 2007 to 6.23% for the same quarter in 2008. At the same time the average cost on interest earning liabilities only decreased 73 basis points from 4.22% for the quarter ended June 30, 2007 to 3.49% for the same quarter in 2008. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 80 basis points from 3.53% in the quarter ended June 30, 2007 to 2.73% for the same quarter in 2008.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended June 30, 2008 was $296,000, representing a $65,000 or 28.1% increase from the $231,000 recorded for the quarter ended June 30, 2007. The increase in the provision was primarily related to a increase in non-performing loans and leases of $630,000 or 41.7% from $1.5 million at June 30, 2007 to $2.1 million at June 30, 2008. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans increased from $674,000 at June 30, 2007 to $1.6 million at June 30, 2008 while non-performing leases decreased from $837,000 million at June 30, 2007 to $527,000 at June 30, 2008. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of June 30, 2008 the leasing portfolio totaled approximately $2.7 million compared to the balance of $5.9 million at June 30, 2007.

Non-interest Income. Non-interest income decreased by $182,000 or 25.2% to $540,000 for the three months ended June 30, 2008 compared with $722,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 12.1% for the three months ended June 30, 2008 from 12.8% for the same period in the prior year. The largest components of non-interest income were service charges on deposit accounts of $597,000 for the quarter ended June 30, 2008, compared to $608,000 in 2007 and fees from mortgage banking operations of $95,000 in 2008 as compared to $93,000 in 2007. Other components of non-interest income include changes in fair value of interest rate floors and the SERP investment. The value of the 7.75% interest rate floor decreased $148,000 due to the market’s perception that the Federal Open Market Committee is not going to drop short-term rates in the near future and the value of the SERP investment also decreased $72,000 due to market fluctuations.

Non-interest Expense. Total non-interest expense decreased $39,000 or 1.1% from $3.5 million for the three months ended June 30, 2007 to $3.4 million for the same period in 2008. The decrease was primarily due to a decrease in compensation expense of $104,000 or 6.0% related to a reduction in accrued incentive compensation and a decrease in other expenses of $111,000 or 11.9%. These decreases were partially offset by an increase in professional fees from $243,000 in 2007 to $369,000 in 2008. The increase in professional fees was primarily attributable to data processing related services, legal fees incurred in the ordinary course of business and fees associated with on-going regulatory and accounting compliance.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 34.7% and 36.7% for the three months ended June 30, 2008 and 2007, respectively. Increased relative levels of tax exempt income in 2008 resulted in the lower effective tax rate.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and 2007

Net Income. The Company generated net income for the six months ended June 30, 2008 of $1.5 million compared to net income for the six months ended June 30, 2007 of $2.5 million. On a per share basis, basic earnings were $.23 for the first six months of 2008 compared to $.36 for 2007, and diluted earnings were $.22 for 2008 compared to $.35 for 2007. For the six months ended June 30, 2008 and 2007, respectively annualized return on average assets was .57% and 1.03% and annualized return on average equity was 5.35% and 9.04%.

Net Interest Income. Net interest income decreased $1.4 million from $9.7 million for the six months ended June 30, 2007 to $8.3 million for the six months ended June 30, 2008. The net interest income decrease was a result of the compression in net interest margin and was partially offset by an increase in average earning assets.

Total average earning assets increased $29.8 million or 6.6% from an average of $453.2 million during the first half of 2007 to an average of $483.0 during the first half of 2008. The Company experienced solid loan growth with average loan balances increasing by $27.3 million. Average balances for investment securities and interest-earning deposits increased $2.5 million. Average interest-bearing liabilities increased by $36.7 million for the six months ended June 30, 2008. Average deposits increased $20.0 million while average borrowings increased by $16.7 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the six months ended June 30, 2008 was 3.44% compared to 4.32% for the six months ended June 30, 2007. The decrease in net interest margin is primarily a result of deposit and borrowings costs decreasing slower than the yield on earning assets. The Federal Open Market Committee (FOMC) decreased short-term rates seven times for a total of 325 basis points beginning September 18, 2007 and ending April 30, 2008. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans decreased immediately as the FOMC lowered rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to decrease. The yield on our interest earning assets decreased 122 basis points from 7.78% for the six months ended June 30, 2007 to 6.56% for the six months ended June 30, 2008. During the same time period, the cost of our interest bearing liabilities decreased from 4.22% to 3.67% or 55 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 67 basis points from 3.56% for the six months ended June 30, 2007 to 2.89% for the same period in 2008.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the six months ended June 30, 2008 was $721,000, representing a $307,000 or 74.2% increase over the $414,000 recorded for the six months ended June 30, 2007. The increase in the provision was primarily related to an increase in non-performing loans and leases of $630,000 or 41.7% from $1.5 million at June 30, 2007 to $2.1 million at June 30, 2008. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans increased from $674,000 at June 30, 2007 to $1.6 million at June 30, 2008. In addition non-performing leases decreased from $837,000 at June 30, 2007 to $527,000 at June 30, 2008. The Company continues to successfully liquidate the remainder of the leasing portfolio which is being serviced by a third party leasing company. As of June 30, 2008 the leasing portfolio totaled approximately $2.7 million compared to the balance of $5.9 million at June 30, 2007.

Non-Interest Income. Non-interest income increased by $30,000 or 2.0% to $1.6 million for the six months ended June 30, 2008. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) increased to 15.9% at June 30, 2008 from 13.6% at June 30, 2007. The largest components of non-interest income were service charges on deposit accounts of $1.2 million for the six months ended June 30, 2008 an increase of $10,000 from the same period in 2007 and fees from mortgage banking operations of $181,000 in 2008 as compared to $173,000 in 2007 or a 4.6% increase. Other components of non-interest income include changes in fair value of interest rate floors and the SERP investment. The value of the 7.75% interest rate floor increased $124,000 while the value of the SERP investment decreased $91,000 due to market fluctuations.

Non-Interest Expenses. Total non-interest expense decreased from $6.9 million for the six months ended June 30, 2007 to $6.8 million for the same period in 2008, a $70,000 or 1.0% decrease. The decrease was primarily due to a decrease in compensation expense of $19,000 related to a reduction in accrued incentive compensation offset by the addition of personnel and a decrease in other expenses of $40,000.

Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 35.3% and 36.5% for the six months ended June 30, 2008 and 2007, respectively. Increased relative levels of tax exempt income in 2008 resulted in the lower effective tax rate.

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

As of June 30, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $92.6 million, which represents 17.5% of total assets and 19.5% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $35.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $26.0 million outstanding from the FHLB at June 30, 2008). At June 30, 2008, outstanding commitments to extend credit were $9.0 million and available line of credit balances totaled $86.9 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 66.6% of the Company’s total deposits at June 30, 2008, and 63.4% at December 31, 2007. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 39.6% of the Company’s total deposits at June 30, 2008. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At June 30, 2008, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors included in the Company’s most recent annual report on form 10-K.

Item 5. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 20, 2008. Of 6,542,094 shares entitled to vote at the meeting, 5,197,528 voted. The following matters were voted on at the meeting:

Proposal 1:	To elect five board members to staggered terms. Votes and terms for each nominee were as follows:

3-year terms	Votes For	Votes Withheld
Thomas J. Hall	4,749,394	448,133
Larry S. Helms	4,728,990	468,538
Randy P. Helton	4,748,404	449,123
L. Steven Phillips	4,749,307	448,220

1-year term	Votes For	Votes Withheld
V. Stephen Moss	4,821,271	376,256

Proposal 2:	To ratify the appointment of Dixon Hughes PLLC as independent accountants for the year ending December 31, 2008. Votes were as follows:

Votes For	Votes Against	Votes Withheld
4,379,199	748,540	69,788

Item 6. Exhibits

(a)	Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws (1)

4.1	Specimen Stock Certificate (1)

10.1	Employment Agreement of Randy P. Helton (1)

10.2	1999 Incentive Stock Option Plan (1)

10.3	1999 Nonstatutory Stock Option Plan (1)

10.4	401(k) Plan (1)

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003 (2)

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003 (2)

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003 (2)

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ii)) (2)

10.6	2001 Incentive Stock Option Plan (3)

10.7	2002 Nonstatutory Stock Option Plan (4)

10.8	Dividend Reinvestment and Common Stock Repurchase Plan (5)

10.9	Change in Control Agreement with Stephanie Helms (6)

10.10	Change in Control Agreement with Dan R. Ellis, Jr (6)

10.11	Change in Control Agreement with William Mark DeMarcus (6)

10.12	Amended Employment Agreement with V. Stephen Moss (6)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
(3)	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
(5)	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)
(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q dated April 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 8/13/08	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 8/13/08	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003*

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003*

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003*

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ii)) *

10.6	2001 Incentive Stock Option Plan*

10.7	2002 Nonstatutory Stock Option Plan*

10.8	Dividend Reinvestment and Common Stock Purchase Plan*

10.9	Change in Control Agreement with Stephanie Helms*

10.10	Change in Control Agreement with Dan R. Ellis, Jr.*

10.11	Change in Control Agreement with William Mark DeMarcus*

10.12	Amended Employment Agreement with V. Stephen Moss*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference