Form 10-Q
period 2008-09-30
AMERICAN COMMUNITY BANCSHARES INC
filed 2008-11-10
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 5, 2008 6,574,600 shares of the issuer’s common stock, $1.00 par value, were outstanding.

This report contains 24 pages.

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007*
	(In thousands)
ASSETS

Cash and due from banks	$15,968	$14,346
Interest-earning deposits with banks	8,720	930
Investment securities available for sale, at fair value	71,770	75,012
Investment securities held to maturity, at cost	1,768	1,770
Loans	421,141	392,959
Allowance for loan losses	(7,316)	(5,740)

NET LOANS	413,825	387,219
Accrued interest receivable	2,173	2,640
Bank premises and equipment, net	7,293	8,694
Foreclosed assets	77	—
Non-marketable equity securities	2,980	2,119
Goodwill	9,838	9,838
Other assets	6,433	3,027

TOTAL ASSETS	$540,845	$505,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand—non-interest bearing	$50,693	$54,459
Savings	16,613	24,181
Money market and NOW	72,248	67,877
Time	289,730	253,277

TOTAL DEPOSITS	429,284	399,794
Short-term borrowings	19,931	31,509
Long-term debt	37,990	17,995
Accrued expenses and other liabilities	2,142	2,273

TOTAL LIABILITIES	489,347	451,571

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 9,000,000 shares authorized; 6,574,600 and 6,502,288 issued and outstanding, respectively	6,575	6,502
Additional paid-in capital	32,785	32,364
Retained earnings	12,040	14,744
Accumulated other comprehensive income	98	414

TOTAL STOCKHOLDERS’ EQUITY	51,498	54,024

Commitments (Note 2)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$540,845	$505,595

*	Derived from audited consolidated financial statements

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
INTEREST INCOME
Loans	$6,619	$7,976	$20,369	$23,661
Investments	947	949	2,921	2,504
Interest-earning deposits with banks	6	145	39	524

TOTAL INTEREST INCOME	7,572	9,070	23,329	26,689

INTEREST EXPENSE
Money market, NOW and savings deposits	258	568	770	1,783
Time deposits	2,780	3,132	8,759	8,802
Short-term borrowings	139	223	406	579
Long-term borrowings	391	302	1,135	961

TOTAL INTEREST EXPENSE	3,568	4,225	11,070	12,125

NET INTEREST INCOME	4,004	4,845	12,259	14,564
PROVISION FOR LOAN LOSSES	1,441	156	2,163	570

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,563	4,689	10,096	13,994

NON-INTEREST INCOME
Service charges on deposit accounts	593	617	1,792	1,806
Mortgage operations	43	70	224	243
Gain on investment securities	—	2	—	19
Gain (loss) on derivative	(4)	138	120	82
Loss on SERP investment	(397)	—	(487)	—
Other	51	134	197	340

TOTAL NON-INTEREST INCOME	286	961	1,846	2,490

NON-INTEREST EXPENSE
Salaries and employee benefits	1,873	1,768	5,255	5,169
Occupancy and equipment	566	560	1,764	1,689
Other than temporary impairment of non-marketable equity securities	2,753	—	2,753	76
Professional fees	320	316	935	934
Merger costs	399	—	399	—
Other	789	805	2,409	2,465

TOTAL NON-INTEREST EXPENSE	6,700	3,449	13,515	10,333

INCOME (LOSS) BEFORE INCOME TAXES	(3,851)	2,201	(1,573)	6,151
INCOME TAXES (BENEFIT)	(653)	801	151	2,243

NET INCOME (LOSS)	$(3,198)	$1,400	$(1,724)	$3,908

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.49)	$0.21	$(0.26)	$0.57

DILUTED	(0.48)	0.21	(0.26)	0.56

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.15	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	6,561,132	6,635,709	6,538,950	6,873,101

DILUTED	6,625,695	6,799,753	6,631,918	7,037,052

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME (LOSS)	$(3,198)	$1,400	$(1,724)	$3,908

Other comprehensive income (loss):

Securities available for sale:
Unrealized holding losses on securities available for sale	3,440	937	2,608	410
Tax effect	(1,326)	(360)	(1,005)	(158)
Reclassification adjustment for losses realized in income	(2,694)	(2)	(2,694)	(19)
Tax effect	667	1	667	7

Net of tax amount	87	576	(424)	240

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	(49)	148	236	119
Tax effect	19	(57)	(91)	(46)
Reclassification adjustment for gains realized in income	(12)	—	(60)	(6)
Tax effect	5	—	23	2

Net of tax amount	(37)	91	108	69

Total other comprehensive income (loss)	50	667	(316)	309

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,148)	$2,067	$(2,040)	$4,217

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,724)	$3,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	722
Provision for loan losses	2,163	570
Gain on foreclosed real estate	—	(27)
Gain on sale of securities available for sale	—	(19)
Other than temporary impairment of investment securities	2,753	76
Loss on SERP investment	487	—
Recognition of hedge ineffectiveness	(120)	82
Decrease in capital lease obligations	(5)	(2)
Equity compensation expense	39	38
Change in assets and liabilities
Decrease in accrued interest receivable	467	16
Increase in other assets	(3,520)	(13)
Increase (decrease) in accrued expenses and other liabilities	(463)	281

NET CASH PROVIDED BY OPERATING ACTIVITIES	859	5,632

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(10,251)	(27,167)
Proceeds from sale of securities available for sale	—	6,959
Proceeds from maturities, calls and principal repayments of investment securities	10,087	6,727
Net increase in loans from originations and repayments	(28,846)	(3,702)
Purchases of bank premises and equipment	(180)	(243)
Proceeds from sale of foreclosed real estate	—	197
Proceeds from the sale of bank premises and equipment	1,277	—
Purchase of Federal Home Loan Bank stock	(920)	—
Purchase of non-marketable equity securities	—	(316)

NET CASH USED IN INVESTING ACTIVITIES	(28,833)	(17,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand deposits	(6,963)	(25,736)
Net increase in time deposits	36,453	21,978
Advances from Federal Home Loan Bank	20,000	—
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	(11,578)	10,058
Redemption of long-term debt	—	(3,608)
Excess tax benefits from stock options exercised	40	38
Cash paid for dividends	(981)	(1,026)
Repurchase of common stock	—	(6,079)
Proceeds from issuance of common stock	415	211

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,386	(4,164)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,412	(16,077)
CASH AND CASH EQUIVALENTS, BEGINNING	15,276	37,245

CASH AND CASH EQUIVALENTS, ENDING	$24,688	$21,168

See accompanying notes

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine months ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of American Community Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, American Community Bank (“ACB” or “the Bank”). All significant inter-company transactions and balances are eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company’s 2007 annual report on Form 10-K. This quarterly report should be read in conjunction with such annual report.

NOTE 2 – COMMITMENTS

At September 30, 2008, loan commitments are as follows:

Undisbursed lines of credit	$80,988,430
Stand-by letters of credit	3,572,153
Loan commitments	12,246,600

NOTE 3 – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

An analysis of the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$6,390	$5,543	$5,740	$5,628
Provision for losses	1,441	156	2,163	570

Charge-offs	(516)	(334)	(589)	(926)
Recoveries	2	9	3	102

Net charge-offs	(514)	(325)	(586)	(824)

Balance at end of period	$7,317	$5,374	$7,317	$5,374

The following is a summary of non-performing assets at the periods presented:

	September 30, 2008	December 31, 2007	September 30, 2007
	(In thousands)
Nonaccrual loans	$3,075	$866	$784
Nonaccrual leases	409	345	582
Restructured loans	—	511	—
Loans and leases 90 days past due and still accruing	424	—	13

Non-performing loans and leases	3,908	1,722	1,379

Foreclosed and repossessed assets	78	9	74

Total non-performing assets	$3,986	$1,731	$1,453

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

As of September 30, 2008, the Company had recorded loans and leases considered impaired in accordance with SFAS No. 114 of $4.2 million with a corresponding valuation allowance of $1.9 million. Accordingly, the fair value of impaired loans was $2.3 million at September 30, 2008. The fair value was determined primarily by the fair value of the underlying collateral of the loans. The appraisals used to determine fair value are considered level 3 inputs as further discussed in Note 9. Based on extensive analysis of the credits, including collateral position, loss exposure, guaranties, or other considerations, no additional reserve for these impaired credits was deemed necessary. At September 30, 2008, the Company had two impaired loans with an aggregated balance of $635,000 with no reserve recorded since the fair value of the underlying collateral was deemed to be in excess of the current balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares used in computing basic net income per share	6,561,132	6,635,709	6,538,950	6,873,101
Effect of dilutive stock options	64,563	164,044	92,968	163,951

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,625,695	6,799,753	6,631,918	7,037,052

For the three and nine months ended September 30, 2008, there were 158,551 and 131,179 options, respectively, that were antidilutive. For the three and nine months ended September 30, 2007, there were 88,000 options that were antidilutive.

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

As of September 30, 2008, the Company had two derivative instruments with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract, which is being amortized over the three-year term of the contract. This contract is classified as a cash flow hedge. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract which is being amortized over the three-year term of the contract. The interest rate floors are carried at a fair market value of $696,452 and are included in other assets as of September 30, 2008.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the quarter were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. Changes in fair value of the remaining hedged instrument on the 7.25% floor that are deemed effective are still offset in other comprehensive income net of tax while the ineffective portion of the hedge is recorded to other income. The Company recorded an $11,146 loss in other income during the quarter ended September 30, 2008 for the change in fair value of the 7.75% interest rate floor as compared to a $134,000 gain recorded for the quarter ended September 30, 2007. The Company recorded a $7,045 gain in other income for the ineffective portion of the 7.25% hedged instrument for the quarter ended September 30, 2008. There was a $3,803 gain recorded in other income for the ineffective portion of the 7.25% hedged instrument as of September 30, 2007. For the nine months ended September 30, 2008, the Company recorded a $82,528 gain in other income for the change in fair value of the 7.75% interest rate floor as compared to a $78,209 loss recorded for the nine months ended September 30, 2007. The Company also recorded a $37,142 gain in other income for the ineffective portion of the 7.25% hedged instrument for the nine months ended September 30, 2008 while there was no ineffective portion of the 7.25% hedged instrument as of September 30, 2007. Total payments received in the nine months ended September 30, 2008 were $668,854. There were no payments received in the nine months ended September 30, 2007.

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

NOTE 8 – OTHER THAN TEMPORARY IMPAIRMENT OF NON-MARKETABLE EQUITY SECURITIES

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of its investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and its investment of $2,902,265 in a trust company were other than temporarily impaired. As a result, the Company wrote down its investment in FNMA and FHLMC stock by $2,694,365, to an estimated fair value of $207,900 as of September 30, 2008. In addition, the Company wrote down its investment of $201,991 in the trust company by an additional $59,000, to an estimated fair value of $142,991 as of September 30, 2008. Both write downs were recorded as a charge to earnings in the third quarter of 2008. All of these write-downs were treated as capital losses for tax purposes which can only be offset by capital gains. Accordingly, the tax benefits associated with these losses were offset by a tax valuation allowance. However, as a result of recent legislation, this valuation allowance will reverse in the fourth quarter of 2008, resulting in an estimated credit to income taxes of $395,000.

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

Fair Value Hierarchy

Under SFAS 157, the Company groups assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2:	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities available for sale	$71,770	$6	$70,861	$903
Interest rate floors	696	—	—	696
Assets in rabbi trust	1,103	1,067	36	—

Liabilities:
Deferred compensation obligation	$53	$3	$50	$—

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9 – FAIR VALUE MEASUREMENT (Continued)

The following table reconciles the changes in Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2008.

Description	Investment Securities Available for Sale	Interest Rate Floor
	(in thousands)
Balance at December 31, 2007	$903	$532
Total gains:
Included in earnings	—	120
Included in other comprehensive income	—	177
Amortization	—	(133)

Balance at September 30, 2008	$903	$696

The following table reflects the changes in fair values of Level 3 financial instruments measured on a recurring basis for the nine months ended September 30, 2008 and where these changes are included in the financial statements.

Description	Net interest income	Non-interest income - Other	Total changes in fair values included in earnings
	(in thousands)
Interest rate floors:
Change in fair value	$—	$120	$120
Amortization	(133)	—	(133)

Total	$(133)	$120	$(13)

The following table presents financial assets measured at fair value on a non-recurring basis as of September 30, 2008.

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired loans and leases	$2,289	$—	$—	$2,289
Other real estate owned	77			77

	$2,366	$—	$—	$2,366

AMERICAN COMMUNITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 10 – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In July 2007, the Bank established a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides additional retirement benefits to the Bank’s chief executive officer. Under the terms of the SERP, upon retirement or the occurrence of certain other events, the Company will pay benefits to the Bank’s chief executive officer in the form of a single cash lump sum payment. Benefits under the SERP vest at a rate of 10% per year beginning at age 53 and are fully vested at age 62. The SERP also includes a vesting acceleration clause in case of a change of control. Compensation expense related to the plan was $39,750 for the quarter ended September 30, 2008 and $119,250 for the nine months ended September 30, 2008. The plan was funded in February, 2008 in the amount of $1,590,000. The assets related to this plan are maintained in a rabbi trust and are included in other assets. The assets are accounted for at market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with the resulting gains or losses in value recorded in income. During the quarter ended September 30, 2008, the impact on net income as a result of the decline in fair value of the assets held in the rabbi trust was a charge of $487,360. The write-downs associated with certain assets in the rabbi trust were treated as capital losses for tax purposes which can only be offset by capital gains. Accordingly, the tax benefits associated with these losses were offset by a tax valuation allowance. However, as a result of recent legislation, this valuation allowance will reverse in the fourth quarter of 2008 resulting in an estimated credit to income taxes of $189,000. The assets had a market value of $1,102,640 at September 30, 2008. The accrued liability related to this plan was $119,453 at September 30, 2008.

NOTE 11 – MERGER AGREEMENT

On September 9, 2008, the Company entered into a definitive agreement to be acquired by Yadkin Valley Financial Corporation (“Yadkin Valley”). The Bank will become a wholly-owned division of Yadkin Valley operating under its current name. Pursuant to the agreement, the Company will merge with and into Yadkin Valley and each of the Company’s shareholders will be entitled to receive in exchange for each share of the Company’s common stock one of the following: (i) .8517 shares of Yadkin Valley common stock, (ii) $12.35 in cash, or (iii) a combination of both stock and cash. In total, the merger consideration will be allocated as follows: 80.5% of the Company’s outstanding shares of common stock will be exchanged for shares of Yadkin Valley common stock and 19.5% of the Company’s outstanding shares of common stock will be exchanged for cash. The consummation of the merger is also subject to regulatory approvals, including approval of the Board of Governors of the Federal Reserve System, the North Carolina Commission of Banks and the Federal Deposit Insurance Corporation. The parties anticipate closing of the transaction during the first quarter of 2009.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

Total assets at September 30, 2008 increased by $35.2 million or 7.0% to $540.8 million compared to $505.6 million at December 31, 2007. The Company had earning assets of $499.1 million at September 30, 2008. Gross loans increased by $28.2 million or 7.2% to $421.1 million from $392.9 million at December 31, 2007. Investment securities and other non-marketable equity securities decreased by $2.4 million or 3.0% to $76.5 million from $78.9 million at December 31, 2007. Total deposits as of September 30, 2008 increased by $29.5 million or 7.4% to $429.3 million compared to $399.8 million at December 31, 2007. Total borrowed money as of September 30, 2008 increased $8.4 million or 17.0% to $57.9 million compared to $49.5 million at December 31, 2007. Stockholders’ equity was $51.5 million at September 30, 2008 compared to $54.0 million at December 31, 2007 for a decrease of $2.5 million or 4.7%.

The allowance for loan losses increased by $1.6 million or 27.5% to $7.3 million at September 30, 2008 as compared to $5.7 million at December 31, 2007. The increase in the allowance was due to a loan loss provision of $2.2 million and was reduced by net loan and lease charge-offs of $586,000 for the nine months ended September 30, 2008. The allowance for loan losses equaled 1.74% of total loans outstanding at September 30, 2008 as compared to 1.46% at December 31, 2007. The increase in the percentage of the allowance for loan losses to total loans outstanding is due to an increase in non-accrual loans and leases and related reserves. In addition the allowance for loan losses equaled 187% of non-performing loans and leases, which totaled $3.9 million at September 30, 2008 and 333% of non-performing loans and leases at December 31, 2007 which totaled $1.7 million. The increase in non-performing loans and leases is discussed further under “Provision for Loan Losses”.

The Company had investment securities available for sale of $71.8 million at September 30, 2008. The portfolio decreased by $3.2 million or 4.3% from the $75.0 million balance at December 31, 2007. The decrease was primarily attributable to the $2.7 million other than temporary impairment charge on FNMA and FHLMC preferred stock. In addition the Company had investment securities held to maturity of $1.8 million at September 30, 2008 and December 31, 2007.

Interest-earning deposits with banks at September 30, 2008 increased by $7.8 million or 837.6% to $8.7 million compared to $930,000 at December 31, 2007. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non-interest earning assets at September 30, 2008 increased by $3.2 million or 8.2% to $41.7 million compared to $38.5 million at December 31, 2007. The increase is primarily attributable to an increase in the cash and due from banks category of $1.6 million to $16.0 million combined with an increase in income taxes receivable of $1.8 million. The cash and due from banks primarily represents customer deposits that are in the process of collection and not available for overnight investment combined with cash on hand in the branches. Bank premises and equipment was $7.3 million at September 30, 2008, a decrease of $1.4 million from December 31, 2007. The decrease in premises and equipment was due to the sale and leaseback of two branch locations during the third quarter. Gains in the amount of $265,388 related to the sale have been deferred over the life of the lease. Accrued interest receivable decreased $467,000 to $2.2 million at September 30, 2008 as a result of the timing in the collection of interest income combined with lower interest rates in the loan portfolio. Other assets increased by $3.4 million primarily as a result of funding the $1.6 million Supplemental Employee Retirement Plan (SERP) combined with an increase in income taxes receivable of $1.8 million.

Total deposits increased $29.5 million or 7.4% from $399.8 million at December 31, 2007 to $429.3 million at September 30, 2008. The composition of the deposit base, by category, at September 30, 2008 is as follows: 12% non-interest bearing demand deposits, 4% savings deposits, 17% money market and NOW accounts and 67% time deposits. The non-interest bearing demand deposits and savings experienced decreases over the nine-month period. Dollar and percentage decreases were as follows: non-interest bearing demand deposits, $3.7 million or

6.9% and savings, $7.6 million or 31.3%. The money and NOW category experienced an increase over the nine-month period of $4.4 million or 6.4%. The time deposits experienced an increase of $36.5 million or 14.4%. Time deposits of $100,000 or more totaled $184.7 million, or 43.0% of total deposits at September 30, 2008. The composition of deposits at December 31, 2007 was 14% non-interest bearing demand deposits, 6% savings deposits, 17% money market and NOW accounts and 63% time deposits.

From time to time the Company also utilizes brokered deposits as a funding source. Brokered deposit balances at September 30, 2008 were $45.9 million as compared to $12.0 million at December 31, 2007, a $33.9 million or 282.5% increase. Deposit rates in our markets remain at higher levels despite a 325 basis point drop in short-term interest rates since the third quarter of 2007. Certain banks experiencing liquidity issues have offered well above market rates to attract retail deposits. As a result in some cases brokered deposit funding was a more efficient and cost effective funding source than local retail deposits.

Short-term borrowings consist of securities sold under agreement to repurchase and federal funds purchased. Total securities sold under agreement to repurchase and federal funds purchased, secured by certain of the Company’s investment securities, decreased $11.6 million or 36.8% from $31.5 million at December 31, 2007 to $19.9 million at September 30, 2008. Long-term borrowings consist of advances from the Federal Home Loan Bank of Atlanta, subordinated debentures, and capital lease obligations. The Company had advances from the Federal Home Loan Bank of Atlanta at September 30, 2008 of $26.0 million with maturity dates ranging from July 2012 through February 2018. At December 31, 2007 the Company had advances from the Federal Home Loan Bank of Atlanta of $6.0 million with maturity dates ranging from July 2012 through February 2013. These advances are secured by a blanket lien on 1-4 family real estate loans, certain commercial real estate loans and certain securities available for sale. The Company also maintained the capital lease for its main office. The recorded obligation under this capital lease at September 30, 2008 and December 31, 2007 was $1.7 million. In addition, the Company carried subordinated debentures in the amount of $10.3 million at September 30, 2008 and December 31, 2007. The maturity date of the subordinated debentures is December 2033 and they are redeemable on or after December 2008.

Other liabilities decreased $131,000 or 5.8% to $2.1 million at September 30, 2008 from $2.3 million at December 31, 2007. The decrease is primarily attributable to a decrease in income taxes payable.

Stockholders’ equity decreased $2.5 million or 4.7% to $51.5 million at September 30, 2008 compared to $54.0 million at December 31, 2007. The decrease was attributable to an after tax loss of $1.7 million combined with dividend payments in the amount of $981,000 for the nine months ended September 30, 2008.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net Income. The Company generated a net loss for the three months ended September 30, 2008 of $3.2 million compared to net income for the three months ended September 30, 2007 of $1.4 million. On a fully diluted per share basis earnings (losses) per share were $(.48) for the quarter ended September 30, 2008 compared to $.21 for the quarter ended September 30, 2007. For the three months ended September 30, 2008 and 2007, respectively annualized return (loss) on average assets was (2.40)% and 1.11% and annualized return (loss) on average equity was (23.53)% and 10.28%.

Net Interest Income. Net interest income decreased $841,000 from $4.8 million for the three months ended September 30, 2007 to $4.0 million for the three months ended September 30, 2008. Net interest income decreased due to compression in net interest margin partially offset by growth in average earning assets.

Total average earning assets increased $27.6 million or 5.5% from an average of $460.6 million during the third quarter of 2007 to an average of $488.2 million during the third quarter of 2008. The Company experienced good loan growth with average loan balances increasing by $35.6 million, while average balances for investment securities and interest-earning deposits decreased $8.0 million. Average interest-bearing liabilities increased by $36.3 million during the three months ended September 30, 2008. Average interest-bearing deposits increased $14.6 million and average borrowings increased $21.7 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the quarter ended September 30, 2008 was 3.38% compared to 4.22% for the same quarter in 2007. The decrease in net interest margin is primarily a result of deposit and borrowings costs decreasing more slowly than the yield on earning assets. The Federal Open Market Committee (FOMC) decreased short-term rates seven times for a total of 325 basis points beginning September 18, 2007 and ending April 30, 2008. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans decreased immediately as the

FOMC lowered rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to decrease. The average yield on the Company’s interest bearing assets decreased 153 basis points from 7.81% for the quarter ended September 30, 2007 to 6.28% for the same quarter in 2008. At the same time the average cost on interest earning liabilities only decreased 99 basis points from 4.33% for the quarter ended September 30, 2007 to 3.34% for the same quarter in 2008. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 55 basis points from 3.49% in the quarter ended September 30, 2007 to 2.94% for the same quarter in 2008.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the quarter ended September 30, 2008 was $1.4 million representing a $1.3 million or 823.7% increase from the $156,000 recorded for the quarter ended September 30, 2007. The increase in the provision was primarily related to a increase in non-performing loans and leases of $2.5 million or 178.8% from $1.4 million at September 30, 2007 to $3.9 million at June 30, 2008. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans and leases consisted of the following at September 30, 2008: approximately $279,000 in 1-4 family construction loans, $635,000 in loans secured by raw land, $414,000 in commercial real estate loans, $260,000 in commercial loans collateralized by equipment and inventory, $812,000 in residential 1-4 family permanent loans, home equity lines in the amount of $600,000, $75,000 in personal loans and $833,000 in commercial leases. Reserves related to these non-performing loans and leases were $1.9 million at quarter end.

Non-interest Income. Non-interest income decreased by $675,000 or 70.2% to $286,000 for the three months ended September 30, 2008 compared with $961,000 for the same period in the prior year. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 6.7% for the three months ended September 30, 2008 from 16.6% for the same period in the prior year. The largest components of non-interest income were service charges on deposit accounts of $593,000 for the quarter ended September 30, 2008, compared to $617,000 in 2007 and fees from mortgage banking operations of $43,000 in 2008 as compared to $70,000 in 2007. Other components of non-interest income include changes in fair value of interest rate floors and the SERP investment. The floor valuation adjustment decreased $142,000 from a gain of $138,000 for the three months ended September 30, 2007 to a loss of $4,000 for the three months ended September 30, 2008. The value of the SERP investment also decreased $397,000 due to market fluctuations.

Non-interest Expense. Total non-interest expense increased $3.3 million or 94.3% from $3.4 million for the three months ended September 30, 2007 to $6.7 million for the same period in 2008. The increase was primarily due to the other than temporary impairment charges of $2.8 million on investments combined with $399,000 in merger related expenses.

Provision for Income Taxes. The Company’s provision (benefit) for income taxes, as a percentage of income before income taxes, was (17.0%) and 36.4% for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate in 2008 resulted from the tax treatment on the other than temporary impairment of investments and the SERP investment write-downs as capital losses. Capital losses can only be offset with capital gains which resulted in a deferred tax valuation allowance of $584,000 in 2008. As a result of recent legislation, this valuation allowance will reverse in the fourth quarter of 2008 resulting in an estimated credit to income taxes of $584,000.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Net Income. The Company generated a net loss for the nine months ended September 30, 2008 of $1.7 million compared to net income for the nine months ended September 30, 2007 of $3.9 million. On a per share basis, basic earnings (loss) were $(.26) for the nine months of 2008 compared to $.57 for 2007, and diluted earnings were $(.26) for 2008 compared to $.56 for 2007. For the nine months ended September 30, 2008 and 2007, respectively annualized return (loss) on average assets was (.47)% and 1.06% and annualized return (loss) on average equity was (4.21)% and 9.47%.

Net Interest Income. Net interest income decreased $2.3 million from $14.6 million for the nine months ended September 30, 2007 to $12.3 million for the nine months ended September 30, 2008. The net interest income decrease was a result of the compression in net interest margin and was partially offset by an increase in average earning assets.

Total average earning assets increased $27.8 million or 6.1% from an average of $453.2 million during the first nine months of 2007 to an average of $481.0 during the first nine months of 2008. The Company experienced solid loan growth with average loan balances increasing by $29.8 million. Average balances for investment securities and interest-earning deposits decreased $2.0 million. Average interest-bearing liabilities increased by $36.3 million for the nine months ended September 30, 2008. Average deposits increased $18.0 million while average borrowings increased by $18.3 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2008 was 3.41% compared to 4.30% for the nine months ended September 30, 2007. The decrease in net interest margin is primarily a result of deposit and borrowings costs decreasing slower than the yield on earning assets. The Federal Open Market Committee (FOMC) decreased short-term rates seven times for a total of 325 basis points beginning September 18, 2007 and ending April 30, 2008. Since the majority of our loans (approximately 60%) float with the prime lending rate, the yield on our loans decreased immediately as the FOMC lowered rates. Due to the longer term maturity structure of our deposits and borrowings, the costs of those liabilities were slower to decrease. The yield on our interest earning assets decreased 130 basis points from 7.87% for the nine months ended September 30, 2007 to 6.48% for the nine months ended September 30, 2008. During the same time period, the cost of our interest bearing liabilities decreased 4.28% to 3.56% or 72 basis points. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, decreased 68 basis points from 3.60% for the nine months ended September 30, 2007 to 2.92% for the same period in 2008.

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The Company’s provision for loan losses for the nine months ended September 30, 2008 was $2.2 million, representing a $1.6 million or 279.5% increase over the $570,000 recorded for the nine months ended September 30, 2007. The increase in the provision was primarily related to an increase in non-performing loans and leases of $2.5 million or 183.4% from $1.4 million at September 30, 2007 to $3.9 million at September 30, 2008. Non-performing loans and leases are defined as non-accrual loans and leases plus loans and leases 90 days past due and still accruing. Non-performing loans increased from $797,000 at September 30, 2007 to $3.1 million at September 30, 2008. In addition non-performing leases increased from $582,000 at September 30, 2007 to $833,000 at September 30, 2008. Non-performing loans and leases consisted of the following at September 30, 2008: approximately $279,000 in 1-4 family construction loans, $635,000 in loans secured by raw land, $414,000 in commercial real estate loans, $260,000 in commercial loans collateralized by equipment and inventory, $812,000 in residential 1-4 family permanent loans, home equity lines in the amount of $600,000, $75,000 in personal loans and $833,000 in commercial leases. Reserves related to these non-performing loans and leases were $1.9 million at quarter end.

Non-Interest Income. Non-interest income decreased by $645,000 or 25.9% to $1.8 million for the nine months ended September 30, 2008. Non-interest income as a percentage of total revenue (defined as net interest income plus non-interest income) decreased to 13.1% for the quarter ended September 30, 2008 from 14.6% for the quarter ended September 30, 2007. The largest components of non-interest income were service charges on deposit accounts of $1.8 million for the nine months ended September 30, 2008, a slight decrease of $14,000 from the nine months ended September 30, 2007 and fees from mortgage banking operations of $224,000 in 2008 as compared to $243,000 in 2007, a 7.8% decrease. Other components of non-interest income include changes in fair value of interest rate floors and the SERP investment. The value of the 7.75% interest rate floor increased $120,000 while the value of the SERP investment decreased $487,000 due to market fluctuations.

Non-Interest Expenses. Total non-interest expense increased from $10.3 million for the nine months ended September 30, 2007 to $13.5 million for the same period in 2008, a $3.2 million or 30.3% increase. The increase was primarily due to an other than temporary loss of $2.7 million on Fannie Mae and Freddie Mac preferred securities. In addition, the Company recorded $399,000 in merger costs related to the proposed merger.

Provision for Income Taxes. The Company’s provision for income taxes, as a percentage of income before income taxes, was 9.6% and 36.5% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate in 2008 resulted from the tax treatment on the other than temporary impairment of investments and SERP investment write-downs as capital losses. Capital losses can only be offset with capital gains which resulted in a deferred tax valuation allowance of $584,000 in 2008. As a result of recent legislation, this valuation allowance will reverse in the fourth quarter of 2008 resulting in an estimated credit to income taxes of $584,000.

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

As of September 30, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $96.5 million, which represents 17.8% of total assets and 19.8% of total deposits and borrowings. Supplementing this liquidity, the Company has available lines of credit from correspondent banks of approximately $35.5 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $26.0 million outstanding from the FHLB at September 30, 2008). At September 30, 2008, outstanding commitments to extend credit were $12.2 million and available line of credit balances totaled $81.0 million. Management believes that the combined aggregate liquidity position of the Company is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 67.5% of the Company’s total deposits at September 30, 2008, and 63.4% at December 31, 2007. The Company’s growth strategy will include efforts focused at increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 43.0% of the Company’s total deposits at September 30, 2008. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While the Company will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine the Company’s continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with these guidelines. At September 30, 2008, the Company maintained capital levels exceeding the minimum levels for “well capitalized” bank holding companies and banks.

The Emergency Economic Stabilization Act of 2008 (EESA) was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorizes the United States Secretary of Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation's banks. The program under which the asset purchase will be administered is referred to as the Troubled Asset Relief Program (TARP).

The law also temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The higher insurance limits took effect immediately and will be in effect through December 31, 2009. Additionally, the Federal Deposit Insurance Corporation (FDIC) announced on October 14, 2008, a new program aimed at strengthening consumer confidence and encouraging liquidity in the banking system.

The Temporary Liquidity Guarantee Program (TLGP) guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three year guarantee of newly issued debt and increased insurance coverage through December 31, 2009. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company must decide whether to participate in one, both or none of these phases of the program by November 12, 2008.

Also on October 14, 2008, the US Department of Treasury announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Treasury will purchase up to $250 billion of senior preferred stock. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate on November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. Treasury will fund the senior preferred shares purchased under the program by year-end 2008.

The senior preferred shares will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average. Only institutions deemed to be “healthy” will be eligible to participate in the CPP.

Participation in these various programs carries certain restrictions with respect to the payment of dividends to common shareholders and executive compensation. Management and the Board are currently evaluating the programs for participation.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Agreement and Plan of Merger(7)

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws (1)

4.1	Specimen Stock Certificate (1)

10.1	Employment Agreement of Randy P. Helton (1)

10.2	1999 Incentive Stock Option Plan (1)

10.3	1999 Nonstatutory Stock Option Plan (1)

10.4	401(k) Plan (1)

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003 (2)

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003 (2)

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003 (2)

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ii)) (2)

10.6	2001 Incentive Stock Option Plan (3)

10.7	2002 Nonstatutory Stock Option Plan (4)

10.8	Dividend Reinvestment and Common Stock Repurchase Plan (5)

10.9	Change in Control Agreement with Stephanie Helms (6)

10.10	Change in Control Agreement with Dan R. Ellis, Jr (6)

10.11	Change in Control Agreement with William Mark DeMarcus (6)

10.12	Amended Employment Agreement with V. Stephen Moss (6)

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
(3)	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10- KSB for the year ended December 31, 2000.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
(5)	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)
(6)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q dated April 18, 2008.
(7)	Incorporated by reference from Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 10, 2008 (File No. 000-30517)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMUNITY BANCSHARES, INC.

Date: 11/10/08	By:	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Date: 11/10/08	By:	/s/ Dan R. Ellis, Jr.
Dan R. Ellis, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1	Agreement and Plan of Merger*

3.1	Registrant’s Articles of Incorporation*

3.2	Registrant’s Bylaws*

4.1	Specimen Stock Certificate*

10.1	Employment Agreement of Randy P. Helton*

10.2	1999 Incentive Stock Option Plan*

10.3	1999 Nonstatutory Stock Option Plan*

10.4	401(k) Plan*

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003*

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003*

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003*

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ii)) *

10.6	2001 Incentive Stock Option Plan*

10.7	2002 Nonstatutory Stock Option Plan*

10.8	Dividend Reinvestment and Common Stock Purchase Plan*

10.9	Change in Control Agreement with Stephanie Helms*

10.10	Change in Control Agreement with Dan R. Ellis, Jr.*

10.11	Change in Control Agreement with William

Mark DeMarcus*

10.12	Amended Employment Agreement with V. Stephen Moss*

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

*	Incorporated by reference