Form 10-K
period 2008-12-31
AMERICAN COMMUNITY BANCSHARES INC
filed 2009-03-30
CIK 1106980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,935,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 6,651,295 shares of Common Stock outstanding as of March 24, 2009:

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement as filed with the Federal Deposit Insurance Corporation in connection with its 2009 annual meeting are incorporated into Part III of this report.

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

On September 9, 2008, the Company entered into a definitive agreement to be acquired, subject to shareholder approval, by Yadkin Valley Financial Corporation (“Yadkin Valley”). The Bank will become a wholly-owned division of Yadkin Valley operating under its current name. Pursuant to the agreement, the Company will merge with and into Yadkin Valley and each of the Company’s shareholders will be entitled to receive in exchange for each share of the Company’s common stock one of the following: (i) .8517 shares of Yadkin Valley common stock, (ii) $12.35 in cash, or (iii) a combination of both stock and cash. In total, the merger consideration will be allocated as follows: 80.5% of the Company’s outstanding shares of common stock will be exchanged for shares of Yadkin Valley common stock and 19.5% of the Company’s outstanding shares of common stock will be exchanged for cash. The parties have received all regulatory approvals required for consummation of the merger, including approval of the Board of Governors of the Federal Reserve System, the North Carolina Commission of Banks and the Federal Deposit Insurance Corporation. The parties anticipate closing of the transaction during the second quarter of 2009.

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

Union County had an estimated 2008 population of 191,000 and Mecklenburg County has an estimated 2008 population of 887,000. Both counties have a balanced and diversified economy. Monroe, with a population of approximately 36,000, is the largest city in Union County. Union County is currently one of the fastest growing counties in North Carolina and also one of the fastest growing counties in the country. The population of Union County has grown 42% since 2000. Charlotte, which is ranked 21st in U.S. population, is Mecklenburg County’s and North Carolina’s largest city and has consistently been one of the fastest growing areas of the Southeast. The population of Charlotte and Mecklenburg County had a growth rate of 19% between 2000 and 2006. The most recent unemployment rate was 8.1% for Union County and 8.3% for Mecklenburg County; both of which approximate the North Carolina state rate of 8.1%. Cherokee County, previous headquarters for the First National Bank of the Carolinas, has an estimated population of 54,000 and an estimated growth rate of 3%. York County, South Carolina is the one of the region’s fastest growing county and has an estimated population of 213,000. York County also averaged a 21% growth rate between 2000 and 2006, ranking 4th in per capita income in South Carolina.

Strategy

American Community has expanded significantly since opening for business in November 1998. Because of its strong capital position created during its incorporation stage, American Community had the requisite capital needed to permit it to immediately establish branch offices. American Community’s branching strategy is opportunistic. It has established nine branch offices in growing areas within Union and Mecklenburg Counties, North Carolina. The Bank also offers four full-service banking offices located in York and Cherokee Counties, South Carolina. The Bank seeks markets where there are opportunities to hire successful local bankers who have a loyal following of deposit and loan customers. To date we have centered each of our branch offices on such a local and experienced banker. Management also believes it is important in the early formation years to build branches that will provide convenience and efficiencies in its operational infrastructure. The Charlotte region is a highly competitive banking market with many competitors including money center, super-regional and community banks. American Community’s strategy is to develop a branch network to take advantage of opportunities that present themselves in both new geographic and new product markets. We will continue to search for opportunities, either for de novo branching, branch purchase or whole bank acquisitions that we believe will add long term enhanced value for our shareholders. The acquisition of First National Bank of the Carolinas in 2004 provided us the opportunity to expand across the South Carolina state line into York County, one of the fastest growing counties in South Carolina. We are one of a handful of banks in North Carolina that has expansion ability across the South Carolina state line. We believe this adds to the long term franchise value of our Company since it is hard to replicate due to the regulatory restrictions that prohibit most banks from branching into South Carolina. In addition, we will remain open to opportunistic expansion through acquisition of additional whole banks in other growing metropolitan areas of North Carolina and South Carolina if the acquisition enhances shareholder value and there exists synergies of operations and compatible corporate culture (i.e. a community bank serving a community’s needs).

Lending Activities

General. The Bank provides to its customers a full range of short- to medium-term commercial, agricultural, Small Business Administration guaranteed, mortgage, construction and personal loans, both secured and unsecured. The Bank also makes real estate mortgage and construction loans. Variable rate loans accounted for 63% of the loan balances outstanding at December 31, 2008 while fixed rate loans accounted for 37% of the balances.

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

Loan Composition. The following table sets forth at December 31 for the dates indicated the Bank’s loan portfolio composition by type of loan:

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate—mortgage loans:
1-4 family	$43,431	10.16%	$35,680	9.08%	$32,414	8.75%	$28,933	8.70%	$27,161	8.82%
Commercial mortgage	105,464	24.66%	104,209	26.51%	96,946	26.16%	84,694	25.45%	84,621	27.47%
Construction/development	157,230	36.76%	136,531	34.73%	93,643	25.27%	44,037	13.24%	39,844	12.93%
Home equity lines of credit	43,777	10.24%	34,784	8.85%	24,388	6.58%	27,732	8.33%	24,575	7.98%
Commercial and industrial loans	60,017	14.03%	57,958	14.74%	78,086	21.07%	97,197	29.21%	85,911	27.88%
Loans to individuals	15,844	3.70%	20,010	5.09%	36,782	9.93%	35,941	10.80%	30,813	10.00%
Lease financing, net	1,901	0.45%	3,941	1.00%	8,316	2.24%	14,193	4.27%	15,177	4.92%

Subtotal	427,664	100.00%	393,113	100.00%	370,575	100.00%	332,727	100.00%	308,102	100.00%

Less: allowance for loan losses	(9,124)		(5,740)		(5,628)		(4,331)		(3,488)
Plus: net unamortized deferred fees and costs	(172)		(154)		(144)		(19)		(114)

Total	$418,368		$387,219		$364,803		$328,377		$304,500

The following table sets forth the contractual maturity of loans at December 31, 2008:

	One Year Or Less	Greater than One Year Through 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Real estate – mortgage loans:
1-4 family	$14,650	$27,670	$1,111	$43,431
Commercial mortgage	28,504	72,182	4,778	105,464
Construction/development	116,867	38,287	2,076	157,230
Home equity lines of credit	3,774	4,127	35,876	43,777
Commercial and industrial loans	39,506	19,293	1,218	60,017
Loans to individuals	7,502	8,029	313	15,844
Lease financing, net	374	1,527	—	1,901

Total	$211,177	$171,115	$45,372	$427,664

The following table sets forth loans with fixed and variable rates having contractual maturities greater than one year at December 31, 2008:

	Fixed Rate	Variable Rate	Total
	(Dollars in thousands)
Real estate – mortgage loans	$110,895	$35,209	$146,104
Home equity lines of credit	120	39,883	40,003
Commercial and industrial loans	11,131	9,380	20,511
Loans to individuals	7,314	1,028	8,342
Lease financing, net	1,527	—	1,527

	$130,987	$85,500	$216,487

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

Residential one-to-four family loans amounted to $43.4 million at December 31, 2008. The Bank’s residential mortgage loans are typically construction loans that convert into permanent financing and are secured by properties located within the Bank’s market areas. Most of the permanent one-to-four family residential mortgage loans that the Bank originates are for the account of third parties. Such loans are closed by the third party and therefore are not shown in the Bank’s financial statements. The Bank receives a fee for each such loan originated, with such fees aggregating $259,000 for the year ended December 31, 2008. The Bank anticipates that it will continue to be an active originator of residential loans for the account of third parties.

The Bank has made, and anticipates continuing to make, commercial real estate loans. Commercial real estate loans totaled $105.5 million at December 31, 2008. This lending has involved loans secured principally by owner occupied commercial buildings for office, storage and warehouse space. The Bank generally requires the personal guaranty of borrowers and a demonstrated cash flow capability sufficient to service the debt. Loans secured by commercial real estate may be larger in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties.

Another lending focus for the Bank is construction/development lending with balances outstanding as of December 31, 2008 of $157.2 million. The $157.2 million is principally comprised of $42.4 million in loans secured by land, $28.4 million in acquisition and development loans, $32.7 in non pre-sold construction loans, $22.5 million in 1-4 family pre-sold construction loans, $15.6 million in commercial construction loans and $15.6 million in miscellaneous other construction loans. The Bank originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. The Bank generally receives a pre-arranged permanent financing commitment from an outside banking entity prior to financing the construction of pre-sold homes. The Bank is active in the construction market and makes construction loans to builders of homes that are not pre-sold, but limits the number of speculative loans to any one builder. This type of lending is only done with local, well established builders and not with large or national tract builders. The Bank lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands. The Bank also makes commercial real estate construction loans, primarily for owner-occupied properties. The Bank further endeavors to limit its construction lending risk through adherence to established underwriting procedures. The Bank generally requires documentation of all draw requests and utilizes third party appraisers to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment on construction loans.

Commercial Loans. Commercial business lending is also a focus of the Bank’s lending activities. At December 31, 2008, the Bank’s commercial loan portfolio totaled $60.0 million. Commercial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Bank also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, cash flow, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Bank requires personal guarantees and secondary sources of repayment. Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that yields on our commercial loans adjust with changes in interest rates.

Loans to Individuals and Home Equity Lines of Credit. Loans to individuals (consumer loans) include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans and totaled $59.6 million at December 31, 2008. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Leasing. At December 31, 2008 the Bank’s lease portfolio totaled $1.9 million. This type of lease financing is generally limited to heavy machinery, manufacturing equipment, and specific vehicles. The leasing division also requires personal guarantees on the majority of our leases. In 2006, the Bank determined that the leasing business had become extremely competitive and was dominated by a few large players. The Bank felt that leasing was not the best use of its capital and has contracted with a third party leasing company to liquidate the remaining leases in our portfolio. The bank no longer originates leases and is allowing the portfolio to pay down.

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

Loan Approvals. The Bank’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the type of loans that the Bank seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including any indebtedness as a guarantor. The policies are reviewed and approved at least annually by the Board of Directors of the Bank. The Bank supplements its own supervision of the loan underwriting and approval process with periodic loan audits by independent, outside professionals experienced in loan review. Responsibility for loan review and loan underwriting resides with the Chief Credit Officer position. This position is responsible for loan processing, loan underwriting and approval. In 2008, the Chief Credit Officer position was vacated by the incumbent. The Chief Executive Officer, Chief Banking Officer along with two senior credit officers assumed joint responsibility for loan review and loan underwriting while aggressively pursuing a search process to replace the Chief Credit Officer (hiring a Chief Credit Officer was delayed due to the pending merger with Yadkin Valley). On an annual basis, the Board of Directors of the Bank determines the President’s and other officers lending authority. Authorities may include loans, letters of credit, overdrafts, uncollected funds and such other authorities as determined by the Board of Directors.

The President of American Community, and the Chief Credit Officer (currently vacant) each have the authority to approve loans up to the lending limits set by the Board of Directors, which were $2,000,000 and $1,500,000, respectively, at December 31, 2008. These limits are based upon the total credit exposure in a relationship and not based on loan transaction size. The President and Chief Credit Officer together can approve up to $3,000,000 of total customer credit exposure with the following exceptions. Any acquisition and development loan over $1,500,000, speculative construction loans over $1,500,000, land acquisition and hold transactions greater than $1,000,000 and any loans to non-profit organizations greater than $1,000,000 must be approved by the Loan Committee. All loans above the lending limit of the President and Chief Credit Officer are reviewed and approved by the Loan Committee, which consists of the President, the South Carolina Regional Executive, and six outside directors. In addition, the Chief Credit Officer serves as a non-voting member of this committee. A Senior Credit Committee consisting of the Chief Banking Officer, and the Bank’s two Senior Credit Officers was approved by the Bank’s Board of Directors due to the absence of the Chief Credit Officer in 2008. The Senior Credit Committee was granted the authority by the Board of Directors to approve loans up to $1,500,000 with unanimous concurrence of all three members. The President of American Community and the unanimous concurrence of the Senior Credit Committee were granted the authority by the Board of Directors to approve loans up to $3,000,000 secured and $1,000,000 unsecured at December 31, 2008. At December 31, 2008, the Loan Committee had the authority to approve loans up to the Bank’s legal lending limit. The Bank’s legal lending limit was $7.9 million at December 31, 2008. The Bank seldom makes loans approaching its legal lending limit. All loans made to executive officers and directors must be approved by the full Board of Directors.

Non-performing Assets

The table sets forth, for the periods indicated, information about our non-accrual loans, restructured loans, total non-performing loans (non-accrual loans plus restructured loans), and total non-performing assets.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans	$6,599	$866	$563	$469	$881
Non-accrual leases	414	345	1,246	482	—
Restructured loans	745	511	—	—	—

Total non-performing loans	7,758	1,722	1,809	951	881

Foreclosed real estate and other repossessed assets	—	9	201	479	311

Total non-performing assets	$7,758	$1,731	$2,010	$1,430	$1,192

Accruing loans past due 90 days or more	$26	$—	$291	$1,402	$1,117
Allowance for loan losses	9,124	5,740	5,628	4,331	3,488
Non-performing loans to period end loans	1.82%	0.44%	0.49%	0.29%	0.29%
Allowance for loan losses to period end loans	2.13%	1.46%	1.52%	1.30%	1.13%
Allowance for loan losses to non-performing loans	118%	333%	311%	455%	396%
Non-performing assets to total assets	1.45%	0.34%	0.41%	0.33%	0.30%

The financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on loans, unless a loan is placed on non-accrual basis. Loans are accounted for on a non-accrual basis when there are serious doubts about the collectibility of principal or interest. Loans are placed on non-accrual status in cases where there is uncertainty as to whether the borrower can satisfy the contractual terms of the loan agreement. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. At December 31, 2008, the Bank had $7.0 million in non-accrual loans and leases. Interest foregone on non-accrual loans and leases was approximately $272,000 for the year ended December 31, 2008 and $44,000 for the year ended December 31, 2007.

Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. In 2008, the Bank had five troubled debt restructured loans for $745,000. Due to the borrowers’ inability to make the payments required under the original loan terms, the Bank modified the terms by granting a longer amortized repayment structure in exchange for obtaining real estate as collateral. Potential problem loans are loans which are currently performing and are not included in non-accrual or restructured loans above, but about which we have serious doubts as to the borrower’s ability to comply with present repayment terms. These loans are likely to be included later in non-accrual, past due or restructured loans, so they are considered by management in assessing the adequacy of the allowance for loan losses. At December 31, 2008, there were approximately $11.0 million in loans that had been identified as potential problem loans. All of these loans were still accruing interest at year end. There were eight leases totaling $305,000 that had been identified as potential problem leases as of December 31, 2008.

The following table presents for the periods indicated a breakdown of non-performing loans and leases by type, which include non-accrual loans and leases and restructured loans:

	2008		2007		2006		2005		2004
	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
Real estate—mortgage loans:
1-4 Family	1,373	0.32%	557	0.14%	$74	0.02%	$106	0.03%	$54	0.02%
Construction/development	4,246	1.00%	—	0.00%	151	0.04%	67	0.02%	54	0.02%
Commercial mortgage	914	0.22%	262	0.07%	77	0.02%	11	0.01%	—	0.00%
Home equity line of credit	175	0.04%	111	0.03%	29	0.01%	10	0.01%	10	0.00%
Commercial & Industrial	303	0.07%	341	0.09%	110	0.03%	140	0.04%	261	0.08%
Personal Loans	186	0.04%	106	0.03%	49	0.01%	56	0.02%	488	0.16%
Leases, net	414	0.10%	345	0.08%	1,246	0.34%	482	0.14%	—	0.00%
Other	147	0.03%	—	0.00%	73	0.02%	79	0.02%	14	0.01%

Total	$7,758	1.82%	$1,722	0.44%	$1,809	0.49%	$951	0.29%	$881	0.29%

Other real estate owned consists of foreclosed properties. At December 31, 2008, foreclosed real estate and other repossessed assets totaled $1,000 or less than .01% of total assets, and consisted of equipment. At December 31, 2007, foreclosed real estate and other repossessed assets totaled $9,000 or .01% of total assets, and consisted of equipment and one vehicle.

Analysis of Allowance for Loan Losses

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is increased by provisions charged to operations and by recoveries of amounts previously charged off, and reduced by loans charged off. The adequacy of the allowance is evaluated monthly. In evaluating the adequacy of the allowance, the growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors are all considered. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require adjustments to the allowance for loan losses based upon judgments different from those of management.

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

The increase in the allowance for loan losses and the resultant provision for loan losses necessary to provide for the increase includes growth in loans outstanding, the volume of net charge-offs experienced during the year and the current level of nonperforming loans. Loan growth has been spread among the major loan categories, with the concentrations of major loan categories being relatively consistent in recent years. For the five years ended December 31, 2008, the range of each major category of loans as a percentage of total loans outstanding is as follows: 1-4 family mortgage loans – 8% to 10%, commercial mortgage loans – 24% to 27%, construction/development real estate loans – 13% to 37%; home equity loans—6% to 10%; commercial and industrial loans —14% to 29%; loans to individuals—4% to 11%; and lease financing—1% to 5%. For all full fiscal years through 2008, loan loss experience was similar to that of other banks our age, with net loan charge-offs in each year no greater than 0.40% of average loans outstanding. Non-performing loans and leases, as discussed in the previous section titled “Non-performing assets”, were $7.8 million at December 31, 2008 as compared to $1.7 million at December 31, 2007. The allowance for loan losses at December 31, 2008 of $9.1 million represents 2.13% of total loans and 118% of non-performing loans.

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

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Real estate loans	$6,631	72.68%	$3,450	60.10%	$2,340	41.58%	$2,155	49.76%	$2,149	61.61%
Home equity lines of credit	332	3.64%	177	3.08%	130	2.31%	137	3.16%	72	2.06%
Commercial and industrial loans	1,375	15.07%	1,121	19.53%	1,132	20.11%	929	21.45%	731	20.96%
Loans to individuals	310	3.40%	340	5.92%	405	7.20%	215	4.96%	232	6.65%
Lease financing, net	476	5.21%	652	11.36%	1,621	28.80%	895	20.67%	304	8.72%

Total	$9,124	100.00%	$5,740	100.00%	$5,628	100.00%	$4,331	100.00%	$3,488	100.00%

(1)	Represents total of all outstanding loans in each category as a percent of total loans outstanding.

The recent economic recession and downturn in the real estate market has resulted in increased loan delinquencies, and in some cases defaults and foreclosures in our real estate portfolio. This downturn has resulted in impairment of the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. In response to this deterioration in real estate loan quality, management is aggressively monitoring its classified loans and is continuing to monitor credits with material weaknesses.

The following table presents for the periods indicated information regarding changes in the allowance for loan losses:

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$5,740	$5,628	$4,331	$3,488	$2,529
Charge-offs:
Real estate loans	228	19	10	—	51
Home equity lines of credit	600	—	43	—	—
Commercial and industrial loans	385	180	64	8	211
Lease financing, net	112	728	1,183	28	24
Loans to individuals	315	108	50	45	54

Total charge-offs	1,640	1,035	1,350	81	340

Recoveries:
Real estate loans	1	—	—	—	1
Home equity lines of credit	—	—	—	—	—
Commercial and industrial loans	9	5	1	100	12
Lease financing, net	8	91	26	4	—
Loans to individuals	7	18	8	11	27

Total recoveries	25	114	35	115	40

Net charge-offs (recoveries)	1,615	921	1,315	(34)	300

Allowance acquired from First National merger	—	—	—	—	685

Provision for loan losses	4,999	1,033	2,612	809	574

Balance at end of period	$9,124	$5,740	$5,628	$4,331	$3,488

Total loans outstanding	$427,492	$392,959	$370,431	$332,708	$307,988

Average loans outstanding	$403,626	$370,832	$351,401	$317,986	$275,011
Allowance for loan losses to total loans outstanding	2.13%	1.46%	1.52%	1.30%	1.13%
Ratio of net loan charge-offs (recoveries) to average loans outstanding	0.40%	0.25%	0.37%	-0.01%	0.11%

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

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of investment securities:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$9,635	$211	$5	$9,841
Mortgage-backed securities	47,232	1,238	6	48,464
State and municipal bonds	12,143	42	202	11,983

	69,010	1,491	213	70,288
Marketable equity securities	974	—	—	974

Total securities available for sale	$69,984	$1,491	$213	$71,262

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,768	$—	$8	$1,760

Total securities held to maturity	$1,768	$—	$8	$1,760

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U. S. Government agencies	$13,635	$341	$10	$13,966
Mortgage-backed securities	49,116	385	196	49,305
State and municipal bonds	10,762	109	44	10,827

	73,513	835	250	74,098
Marketable equity securities	907	7	—	914

Total securities available for sale	$74,420	$842	$250	$75,012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,770	$34	$—	$1,804

Total securities held to maturity	$1,770	$34	$—	$1,804

The following table summarizes the amortized cost and recorded market values of investment securities (excluding marketable equity securities) at December 31, 2008, by contractual maturity groups:

	Amortized Cost	Fair Value	Book Yield (1)
	(Dollars in thousands)
Securities available for sale and held to maturity
U. S. Government agencies
Due after one but within five years	$2,497	$2,534	5.28%
Due after five but within ten years	7,137	7,307	5.77%

	9,634	9,841	5.64%

Mortgage-backed securities
Due after one but within five years	3,812	3,879	4.34%
Due after five but within ten years	6,485	6,611	4.54%
Due after ten years	36,936	37,975	5.56%

	47,233	48,465	5.32%

Municipal bonds
Due after one but within five years	1,315	1,336	3.51%
Due after five but within ten years	3,628	3,622	3.93%
Due after ten years	8,968	8,785	4.17%

	13,911	13,743	5.70%

Total investment securities
Due after one but within five years	7,625	7,749	4.50%
Due after five but within ten years	17,249	17,540	4.93%
Due after ten years	45,904	46,759	5.30%

	$70,778	$72,048	5.44%

(1)	Yields on tax-exempt investments have been adjusted to tax equivalent basis using an assumed tax rate of 34% for 2008.

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

The Bank periodically uses brokered deposits consistent with asset and liability management policies. At December 31, 2008 the Bank had $36.1 million in brokered deposits. We rarely bid on political funds for municipalities as such deposits are extremely rate sensitive and due to fiduciary pressures on government officials, not as stable as regular corporate and individual customers.

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

	Year Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest bearing NOW, savings, and money market accounts	$87,785	1.17%	$100,047	2.24%	$91,792	1.78%
Other time deposits	139,295	4.20%	128,382	4.84%	102,697	3.76%
Time deposits greater than $100,000	137,334	4.21%	112,416	5.05%	120,443	4.78%

Total interest bearing deposits	364,414	3.49%	340,845	4.15%	314,932	3.57%
Demand and other non-interest bearing deposits	52,653		59,376		58,705

Total average deposits	$417,067	3.04%	$400,221	3.53%	$373,637	3.01%

The following table indicates the amount of the Bank’s certificates of deposit by interest rate and by time remaining until maturity as of December 31, 2008.

	Three months or less		More than three months to six months		More than six months to one year		More than one year		Total
	(Dollars in thousands)
Certificates of $100,000 or more	$62,077	3.11%	$17,767	3.21%	$70,082	4.06%	$28,974	4.26%	$178,900	3.68%
Certificates of less than $100,000	21,661	3.74%	14,778	2.99%	55,847	3.89%	23,080	3.97%	115,366	3.76%

Total	$83,738	3.27%	$32,545	3.11%	$125,929	3.98%	$52,054	4.13%	$294,266	3.71%

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

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
AMOUNTS OUTSTANDING AT END OF PERIOD:

Advances from the FHLB
Amount	$26,000	$6,000	$6,000
Weighted average rate	3.14%	3.53%	3.53%

Securities sold under agreement to repurchase
Amount	$14,623	$18,193	$15,473
Weighted average rate	2.07%	2.88%	3.69%

Federal funds purchased
Amount	$408	$13,316	$—
Weighted average rate	0.95%	4.60%	—

Capitalized lease obligation
Amount	$1,676	$1,685	$1,694
Weighted average rate	8.24%	8.24%	8.24%

MAXIMUM AMOUNT OUTSTANDING AT ANY MONTH-END:

Advances from the FHLB	$26,000	$6,000	$11,056
Securities sold under agreement to repurchase	19,931	25,531	17,058
Federal funds purchased	18,648	13,316	6,337
Capitalized lease obligation	1,685	1,694	1,702

AVERAGES DURING THE PERIOD:

Advances from the FHLB
Average balance	$23,391	$6,000	$10,834
Weighted average rate	3.21%	3.53%	4.17%

Securities sold under agreement to repurchase
Average balance	$17,551	$20,977	$13,753
Weighted average rate	2.07%	3.70%	3.42%

Federal funds purchased
Average balance	$4,103	$340	$913
Weighted average rate	3.32%	4.41%	4.84%

Capitalized lease obligation
Average balance	$1,683	$1,692	$1,700
Weighted average rate	8.23%	8.24%	8.24%

Pursuant to collateral agreements with the FHLB, advances are secured by all of the Company’s FHLB stock, investment securities with a carrying value of $8.4 million at December 31, 2008, and a blanket lien on qualifying first mortgage loans. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets. The unused portion of this line of credit is $54.4 million as of December 31, 2008.

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the investment securities at December 31, 2008 was $17.1 million.

Bancshares also has unused lines of credit totaling $35.1 million from correspondent banks at December 31, 2008.

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

During 2003, we formed a special purpose entity organized as a business trust under the laws of the State of Connecticut. This business trust, called American Community Capital Trust II, Ltd was formed in order to allow us to issue trust preferred securities. On December 15, 2003, American Community Capital Trust II, Ltd. issued a floating rate trust preferred security in the amount of $10,000,000. The Trust used the proceeds from the issuance of the trust preferred security to acquire a $10,310,000 junior subordinated note of the Company. The trust preferred security essentially mirrors the debt security, carrying a floating interest rate based on 3-month LIBOR plus 280 basis points. The initial interest rate in effect at the time of issuance was 3.97%, which is reset on a quarterly basis. The rate as of December 31, 2008 was 6.56%. The securities have a legal maturity of 30 years, and can be called at the Company’s option in whole or part after five years.

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

Competition

Commercial banking in North Carolina is highly competitive in large part due to early adoption of statewide branching. We compete in our market areas with some of the largest banking organizations in the state and the country and other financial institutions, such as federally and state-chartered savings and loan institutions and credit unions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit or taking investment monies such as mutual funds and brokerage firms. Many of our competitors have broader geographic markets and higher lending limits than us and are also able to provide more services and make greater use of media advertising. In Union County, for example, there are currently 37 offices of 10 different commercial banks (including the largest banks in North Carolina). In Mecklenburg County, there are currently 241 offices of 23 different commercial banks (including the largest banks in North Carolina). While we typically do not compete directly for loans with these larger banks, they do influence our deposit products. We do compete more directly with mid-size and small community banks that have offices in our market areas. There are also a number of new community banks in Mecklenburg and Union Counties that have a direct competitive effect as borrowers tend to “shop” the terms of their loans and deposits.

The enactment of legislation authorizing interstate banking has caused great increases in the size and financial resources of some of our competitors. In addition, as a result of interstate banking, out-of-state commercial banks have acquired North Carolina banks and heightened the competition among banks in North Carolina. For example, Atlanta, Georgia based SunTrust, a large multi-state financial institution has branches throughout North Carolina, including Mecklenburg County, Regions Bancshares, from Birmingham, Alabama as well as California Based Wells Fargo and Ohio based Fifth Third, recently expanded their presence in North Carolina.

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

Despite the competition in our market areas, we believe that we have certain competitive advantages that distinguish us from our competition. We believe that our primary competitive advantages are our bankers, each of whom is well known in his or her community with strong personal and business ties to that community with a loyal customer following. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We also have established local advisory boards in certain of our communities to help us better understand their needs and to be “ambassadors” of the Bank. We offer many personalized services and attract customers by being responsive and sensitive to their individualized needs. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve which results in referrals from shareholders and satisfied customers. We also rely on traditional marketing to attract new customers. To enhance a positive image in the community, we support and participate in local events and our officers and directors serve on boards of local civic and charitable organizations. As an example, American Community was recognized each year from 1999 to 2008 for outstanding contributions to the United Way Campaign for Union County. American Community is very active in the Special Olympics for all markets.

American Community entered into a revenue sharing agreement with Smith Barney in 2000, in which the Bank receives revenue for business generated by a broker located in our main office. As a community service providing a competitive edge, the Bank sponsors small business seminars and features various speakers on topics of interest to growing small businesses. The Bank attempts to bring together in one place a variety of experts to discuss timely issues of importance to business owners regarding such matters as e-commerce, investments, and estate and retirement planning. This social setting also provides small business owners with an opportunity to network with other small business owners in our communities. Further, through its Kidz Club, the Bank offers savings accounts designed for young savers. The Bank has also developed a Senior Citizens account for customers 50 years and older. These products offer free travelers checks, free safe deposit box, interest on daily balances, free wallet-style checks, free breakfasts with guest speakers and periodic day trips. American Community also sponsors the day trips as a way to attract Senior Citizens’ accounts and to further enhance their loyalty to the Bank.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits through the FDIC’s Deposit Insurance Fund (DIF) generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. In October 2008, the FDIC temporarily increased the maximum to $250,000 per separately insured depositor until December 2009.

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $1.8 million from 2008 to 2009. The 20 basis point special assessment represents $1.2 million of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

This increase was part of the Emergency Economic Stabilization Act of 2008. Additionally, The Bank has elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all non-interest bearing deposit transaction accounts at the Bank with balances over $250,000 will also be fully insured through December 31, 2009 at an additional cost to the Bank of 10 basis points per dollar over $250,000 on a per account basis. The FDIC has set a designated reserve ratio of 1.25% ($1.25 against $100 of insured deposits) for the DIF. The FDIC has the authority to set the ratio between 1.15% and 1.50%, and must adopt a restoration plan when the ratio falls below 1.15% and begin paying dividends when the reserve ratio exceeds 1.35%. There is no requirement to achieve a specific ratio within a given time frame. The DIF reserve ratio calculated by the FDIC that was in effect at December 31, 2008 was .76%. In October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, the FDIC increased risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.

In addition to risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2008 ranged from $.0110 to $.0114 per $100 of deposits.

The FDIC can terminate a depository institution’s deposit insurance if it finds that the institution is being operated in an unsafe and unsound manner or has violated any rule, regulation, order or condition administered by the institution’s regulatory authorities. Any such termination of deposit insurance would likely have a material adverse effect on the Bank, the severity of which would depend on the amount of deposits affected by such a termination. The FDIC evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. Deposit insurance premium rates in 2008 for nearly all of the financial institution industry varied between five and seven cents every $100 of domestic deposits. The deposit insurance assessment rates are determined quarterly.

On December 16, 2008, the FDIC adopted a final rule increasing its risk-based deposit insurance assessment scale uniformly by seven (7) basis points for first quarter 2009. The assessment scale for first quarter 2009 will range from twelve (12) basis points of assessable deposits for the strongest institutions to fifty (50) basis points for the weakest. The FDIC attributes the assessment increase to recent failures of FDIC-insured institutions. The FDIC’s action applies only to the first quarter of 2009. FDIC is considering further changes to the risk-based assessment scale effective April 1, 2009, designed to make the assessment system more risk sensitive and ensure that riskier institutions bear a greater share of the assessments. Proposed adjustments to the scale include: (i) adding a surcharge for certain institutions (institutions in the three riskiest categories for FDIC assessment purposes) that use brokered deposits to fund growth, (ii) providing a possible discount of up to two (2) basis points based on an institution’s ratio of long-term unsecured debt, including senior unsecured and subordinated debt, to domestic deposits (for “small institutions” (generally, those with less than $10 billion in assets), the ratio could include a certain amount of Tier 1 capital) and (iii) adding a surcharge based upon an institution’s ratio of secured liabilities (including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal Funds purchased and certain other secured borrowings) to domestic deposits, if greater than 15%.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. “Tier 2,” or supplementary capital, includes among other things, limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant. As of December 31, 2008, Bancshares was well-capitalized with Tier 1 and Total Risk-Based Capital of 11.38% and 12.64%, respectively.

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

U.S. Treasury Capital Purchase Program. On November 5, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), the Company applied for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference of $1,000 per share. The CPP also grants the U. S. Treasury the right to receive warrants to purchase stock of the Company at a price to be determined upon sale of the preferred stock. As of March 24, 2009 the Company has neither been approved nor denied participation in the capital program. The securities purchase agreement pursuant to which the securities would be issued to the U.S. Treasury under the CPP would:

•	Limit the payment of dividends on the Company’s common stock without prior approval of the U.S. Treasury

•	Limit the ability to repurchase shares of its common stock

•	Grant the holders of the preferred stock, the warrant and the common stock of the Company to be issued under the warrants certain registration rights, and

•	Subject the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and the American Relief and Recovery Act of 2009.

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

Dividends. As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, Bancshares’ ability to pay cash dividends depends upon the cash dividends it receives from the Bank. At present, Bancshares’ only source of income is dividends paid by the Bank and interest earned on any investment securities it holds. Bancshares must pay all of its operating expenses from funds it receives from the Bank. Therefore, shareholders may receive dividends from Bancshares only to the extent that funds are available after payment of our operating expenses and the board decides to declare a dividend. In addition, the Federal Reserve Board generally prohibits bank holding companies from paying dividends except out of operating earnings, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. We expect that, for the foreseeable future, any dividends paid by the Bank will likely be limited to amounts needed to pay any separate expenses of Bancshares, to pay dividends to shareholders and to make required payments on our debt obligations, including our outstanding debentures underlying trust preferred securities.

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

Employees

As of December 31, 2008, we had full-time 87 employees and 8 part-time employees. None of these employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A – RISK FACTORS

Not required for Smaller reporting companies

ITEM 1B	– UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

The following table sets forth the location of American Community’s main office and branch offices, as well as certain information relating to these offices.

Office Location	Year Opened	Approximate Square Footage	Owned or Leased
Main Office 2593 West Roosevelt Boulevard Monroe NC 28110	1999	14,774	Leased

Indian Trail 13860 East Independence Blvd Indian Trail NC 28079	1999	3,850	Leased

Sunset 120 East Sunset Drive Monroe, NC 28111	1999	450	Leased

Wal-Mart Superstore 2406 West Roosevelt Blvd Monroe NC 28110	2000	600	Leased

Marshville 7001 East Marshville Blvd Marshville NC 28103	2000	3,500	Leased

Mint Hill 7200 Matthews-Mint Hill Rd Mint Hill NC 28227	2000	2,500	Leased

Mountain Island 3500 Mt. Holly-Huntersville Rd Charlotte NC 28216	2000	4,500	Owned

South Park 4500 Cameron Valley Parkway Charlotte NC	2003	2,800	Leased

South End 2130 South Boulevard Charlotte NC 28203	2005	5,405	Leased

Gaffney Main 217 N. Granard Street Gaffney S.C. 29341	1999	11,000	Owned

Blacksburg 207 W. Cherokee Street Blacksburg SC 29702	2000	2,550	Leased

Chesnee Highway 626 Chesnee Highway Gaffney S.C 29341	2001	2,550	Leased

Tega Cay 1738 Gold Hill Road Tega Cay SC 29708	2005	3,082	Owned

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

In 2003, American Community entered into a commercial lease agreement with Zebulon Morris, Jr, a former director of American Community, for the lease of a new building constructed by Mr. Morris. The lease is for 10 years commencing in 2003. This lease was entered into at arms-length and at then current market rates. In 1998 Mr. Morris was elected to the board of directors of American Community and retired from the board in 2006.

In 2008, American Community sold the Blacksburg and Highway 11 branches and leased them back for a period of ten years with two renewal options for five years each. The leaseback has been accounted for as an operating lease.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

American Community Bancshares’ common stock is listed on the Nasdaq Capital Market under the symbol “ACBA”. It began trading on this market on July 17, 2000. There were 6,643,495 shares of our common stock outstanding at February 27, 2009 owned by approximately 2,500 shareholders. The table below lists the high and low prices at which trades were completed during each quarter indicated for our stock and warrants to buy stock and are adjusted to reflect our three-for-two stock split effective in the form of a 50% stock dividend in February 2006. In 2008 and 2007, the Company paid quarterly dividends in the amount of $0.05 per share.

		Sale Price
	Dividends Paid	Common Stock
		High	Low
2008
First Quarter	$0.05	$10.00	$7.09
Second Quarter	0.05	9.00	6.15
Third Quarter	0.05	11.25	5.00
Fourth Quarter	0.05	10.29	7.02

2007
First Quarter	$0.05	$12.69	$10.60
Second Quarter	0.05	12.30	10.87
Third Quarter	0.05	12.50	10.15
Fourth Quarter	0.05	12.84	9.19

See Item 12 of this report for disclosure regarding securities authorized for issuance and equity compensation plans required by Item 201(d) of Regulation S-K.

ITEM 6 – SELECTED FINANCIAL DATA

AMERICAN COMMUNITY BANCSHARES, INC.

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Total interest income	$30,411	$35,426	$32,334	$25,584	$18,217
Total interest expense	14,699	16,193	13,521	9,180	6,220

Net interest income	15,712	19,233	18,813	16,404	11,997
Provision for loan losses	4,999	1,033	2,612	809	574

Net interest income after provision for loan losses	10,713	18,200	16,201	15,595	11,423
Non-interest income	2,486	3,391	3,353	3,294	3,337
Non-interest expenses	17,209	13,702	12,838	11,742	10,400

Income (loss) before income taxes	(4,010)	7,889	6,716	7,147	4,360
Provision for income taxes	(1,353)	2,869	2,440	2,639	1,617

Net income (loss)	$(2,657)	$5,020	$4,276	$4,508	$2,743

Per Share Data: (1)
Earnings (loss) per share—basic	$(0.41)	$0.74	$0.62	$0.71	$0.56
Earnings (loss) per share—diluted	(0.41)	0.72	0.60	0.66	0.50
Cash dividends per share	0.20	0.20	0.20	0.13	0.07
Market Price
High	11.25	12.84	13.73	12.51	11.21
Low	5.00	9.19	11.00	9.46	7.58
Close	10.25	9.59	11.04	12.43	10.90
Book value	7.76	8.31	7.83	7.43	7.06
Tangible book value	6.20	6.73	6.35	5.89	5.04
Weighted average shares outstanding
Basis	6,555,255	6,779,635	6,913,534	6,364,336	4,912,256
Diluted	6,555,255	6,938,259	7,171,413	6,819,523	5,513,361

Selected Year-End Balance Sheet Data:
Loans	$427,492	$392,959	$370,431	$332,708	$307,988
Allowance for loan losses	9,124	5,740	5,628	4,331	3,488
Intangible assets	10,190	10,296	10,403	10,510	10,617
Total assets	535,679	505,595	494,658	436,671	399,458
Deposits	429,404	399,794	401,137	345,401	306,665
Borrowings	53,017	49,504	37,085	38,464	54,169
Shareholders’ equity	51,282	54,024	55,068	50,886	36,972

Selected Average Balances:
Total assets	$529,723	$496,816	$468,908	$420,941	$366,668
Loans	403,626	370,832	351,401	317,986	275,011
Total interest-earning assets	485,203	455,076	428,679	385,919	337,292
Interest-bearing deposits	364,415	340,845	314,932	278,473	239,294
Total interest-bearing liabilities	421,480	380,996	355,362	320,230	292,402
Shareholders’ equity	53,972	54,836	52,924	45,937	32,275

(1)	All share and per share amounts reflect the effects of the 50% stock split paid in 2006

Selected Financial Information and Other Data

($ in thousands, except per share data)

	At or for the Year Ended December 31,
	2008		2007	2006	2005	2004
Selected Performance Ratios:
Return on average assets	-0.50%		1.01%	0.91%	1.07%	0.74%
Return on average equity	-4.92%		9.15%	8.08%	9.81%	8.50%
Net interest margin	3.24%		4.23%	4.39%	4.25%	3.56%
Net interest margin, fully taxable equivalent	3.32%	(1)	4.29%	4.44%	4.28%	3.58%
Noninterest expense to average assets	3.26%		2.74%	2.74%	2.79%	2.84%
Efficiency ratio	93.55%		60.40%	57.71%	59.61%	67.82%
Equity to assets ratio	9.57%		10.69%	11.13%	11.65%	9.26%
Dividend payout ratio	NM	(2)	27.78%	33.33%	19.70%	14.00%

Asset Quality Ratios:
Nonperforming loans to total loans	1.82%		0.44%	0.49%	0.29%	0.29%
Allowance for loan losses to period-end loans	2.13%		1.46%	1.52%	1.30%	1.13%
Allowance for loan losses to nonperforming loans	118%		333%	311%	455%	396%
Nonperforming assets to total assets	1.45%		0.34%	0.41%	0.33%	0.30%
Net loan charge-offs (recoveries) to average loans	0.40%		0.25%	0.37%	(0.01%)	0.11%

(1)	Yields related to investment securities and loans exempt from Federal income taxes on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%.
(2)	Not meaningful

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

The Bank’s lending activities are oriented to the consumer/retail customer as well as small-to-medium sized businesses located in the Union and Mecklenburg County areas of North Carolina and the Cherokee and York County area of South Carolina. The Bank offers commercial, consumer, and mortgage lending products, as well as the ability to structure credit arrangements to fit specialized needs through accounts receivable financing, leasing arrangements and other products. The deposit services offered by the Bank include small business and personal checking and savings accounts and certificates of deposit. The Bank concentrates on customer relationships in building its customer deposit base and competes aggressively in the area of transaction accounts. Additional funding includes borrowings from the FHLB and various other financial institutions. The Bank also offers investment services through an agreement with Smith Barney.

Comparison of Financial Condition at December 31, 2008 and 2007

Total assets at December 31, 2008 increased by $30.1 million or 6.0% to $535.7 million compared to $505.6 million at December 31, 2007. Bancshares had earning assets of $504.4 million at year-end December 31, 2008 consisting of $427.5 million in gross loans, $76.0 million in investment securities and non-marketable equity securities, and $894,000 in interest-bearing deposits with banks. Total deposits as of December 31, 2008 increased by $29.6 million or 7.4% to $429.4 million compared to $399.8 million at December 31, 2007. Total borrowings as of December 31, 2008 increased by $3.5 million or 7.1% from $49.5 million to $53.0 million. Stockholders’ equity was $51.3 million at December 31, 2008 compared to $54.0 million at December 31, 2007 for a decrease of $2.7 million or 5.1%.

Gross loans grew by $34.5 million or 8.8% from $393.0 million as of December 31, 2007 to $427.5 million at year-end 2008. The composition of the loan portfolio, by category, as of December 31, 2008 is as follows: 10% 1-4 family mortgage loans, 25% commercial mortgage real estate loans, 37% construction/development real estate loans, 10% home equity lines of credit, 14% commercial loans, 4% consumer and other loans to individuals and less than 1% leases. The real estate category grew $29.7 million from $276.4 million to $306.1 million. Within the real estate category, 1-4 family loans increased $7.7 million from $35.7 million to $43.4 million, commercial mortgage real estate loans increased $1.3 million from $104.2 million to $105.5 million and construction/development loans increased $20.7 million from $136.5 million to $157.2 million. These construction/development loans are primarily single family residences and owner occupied commercial properties. Commercial and industrial loans and home equity lines of credit also increased $2.1 million and $9.0 million, respectively. Net decreases in other loan categories included $4.2 in consumer and other loans and $2.0 million in leases. The composition of the loan portfolio at December 31, 2007, by category, was 9% 1-4 family mortgage loans, 26% commercial mortgage real estate loans, 35% construction/development real estate loans, 9% home equity lines of credit, 15% commercial loans, 5% consumer and other loans to individuals and 1% leases.

Bancshares recorded a $5.0 million provision for loan losses for the year ended December 31, 2008, representing an increase of $4.0 million from the $1.0 million provision for the year ended December 31, 2007. Bancshares also experienced net charge-offs of $1.6 million in 2008 compared to net charge-offs of $921,000 in 2007. The percentage of net loan charge-offs (recoveries) to average loans outstanding was 0.40% for the year ended December 31, 2008 as compared with 0.25% for the year ended December 31, 2007. Non-performing loans and leases, including restructured loans and leases over 90 days past due and still accruing interest, totaled $7.8 million or 1.82% of total loans at December 31, 2008, up from $1.7 million or 0.44% of total loans at December 31, 2007. The composition of non-performing loans and leases at December 31, 2008 by category was 84% real estate, 4% commercial loans, 2% home equity lines of credit, 4% consumer and other loans to individuals and 6% leases. This compares to 48% real estate, 20% commercial loans, 6% home equity lines of credit, 6% consumer and other loans to individuals and 20% leases at December 31, 2007. All non-performing loans and leases have been reviewed for collectibility and any specific reserves necessary have been recorded. The allowance for loan losses at December 31, 2008 of $9.1 million represents 2.13% of total loans and 118% of non-performing loans and lease. The allowance for loan losses at December 31, 2007 of $5.7 million represented 1.46% of total loans and 333% of non-performing loans. The increase in the provision for loan losses from 2007 is primarily attributable to the increase in non-performing loan and leases and an increase in net charge-offs in 2008. Management believes that the allowance for loan losses as of December 31, 2008 is adequate to absorb known and expected losses inherent in the loan portfolio.

Bancshares had total investment securities of $76.8 million at December 31, 2008 of which $71.3 million are accounted for as available for sale under Statement of Financial Accounting Standards (SFAS) No. 115 and are presented at fair value, and $1.8 million are intended to be held to maturity. The investment securities portfolio decreased by $3.8 million from the $75.0 million balance at December 31, 2007. Additions to the investment portfolio included $10.2 million in new securities purchases, largely funded from $11.9 million in proceeds from investment maturities, calls, sales and principal re-payments.

Interest-earning deposits with banks decreased by $36,000. The Company holds funds in interest-earning deposits with banks to provide liquidity for future loan demand and to satisfy fluctuations in deposit levels.

Non interest-earning assets increased by $1.9 million from $38.5 million at December 31, 2007 to $40.4 million at December 31, 2008. The increase is primarily attributable to an increase in the accrued income tax receivable and deferred tax assets of $4.6 million. This increase was offset by a decrease of $537,000 in the cash and due from banks category. This includes cash on hand and customer deposits and other cash receipts that are in the process of collection and not available for overnight investment. Accrued interest receivable also decreased $608,000 to $2.0 million at December 31, 2008 as a result of the decrease in interest rates during the year. Bank premises and equipment was $7.1 million at December 31, 2008 a decrease of $1.6 million from December 31, 2007 primarily due to the sale of two branches in a sale-leaseback transaction and depreciation of assets.

Total deposits increased $29.6 million or 7.4% from $399.8 million on December 31, 2007 to $429.4 million on December 31, 2008. The composition of the deposit base, by category, at December 31, 2008 is as follows: 11% non-interest bearing demand deposits, 3% savings deposits, 17% money market and interest bearing demand deposits and 69% time deposits. The money market and interest bearing demand deposits and time deposit categories experienced increases over the twelve-month period. Dollar and percentage increases by category were as follows: money market and interest bearing demand deposits, $4.5 million or 7%, and time deposits, $41.0 million or 16%. The non-interest bearing demand deposit and savings deposit categories both experienced decreases over the twelve-month period. Dollar and percentage decreases by category were as follows: non-interest bearing demand deposits, $5.6 million or 10%; and savings deposits, $10.3 million or 43%. Time deposits of $100,000 or more totaled $178.9 million, or 61% of time deposits at December 31, 2008. The composition of deposits at December 31, 2007 was 14% non-interest bearing demand deposits, 6% savings deposits, 17% money market and interest bearing demand deposits and 63% time deposits. Time deposits of $100,000 or more at December 31, 2007 were $143.7 million, or 57% of time deposits at December 31, 2007.

At December 31, 2008, $26.0 million of advances were outstanding with maturity dates ranging from July 2012 through February 2018. The balance of FHLB advances at December 31, 2007 was $6.0 million. These advances are secured by certain 1-4 family and commercial mortgage loans, Federal Home Loan Bank stock, and $8.4 million in investment securities. Bancshares also maintained the capital lease for its main office. The recorded obligation under this capital lease at December 31, 2008 was $1.7 million. In 2003, Bancshares issued junior subordinated debentures in the amount of $10.3 million all of which was eligible for inclusion as Tier 1 capital for American Community Bancshares, Inc. in 2008. The debentures have a maturity of thirty years with a five-year continuous call provision and are re-priced monthly based on 90 day LIBOR plus 280 basis points. The Bank also offers corporate customers the option to sweep excess checking account balances into one day maturity repurchase agreements which are collateralized by certain of the Bank’s investment securities. The balance of these repurchase agreements at December 31, 2008 was $14.6 million. The Bank also utilizes federal fund lines from correspondent banks. The amount outstanding on these lines as of December 31, 2008 was $408,000.

Other liabilities decreased by $297,000 or 13.1% to $2.0 million at December 31, 2008 from $2.3 million at December 31, 2007. The decrease was primarily due to the decrease in accrued income taxes for the year as compared to 2007.

Bancshares began 2007 with total stockholders’ equity of $54.0 million. Total equity decreased to $51.3 million at December 31, 2008. This $2.7 million decrease was due to a comprehensive loss of $2.3 million for the year ended December 31, 2008 and the $1.3 million payment of cash dividends of $.20 per share in 2008. This was partially offset by net proceeds of $650,000 from stock options exercised in 2008.

Net Interest Income

Like most financial institutions, the primary component of earnings for Bancshares is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities, as well as levels of non-interest-bearing liabilities. During the fiscal years ended December 31, 2008, 2007 and 2006, average interest-earning assets were $485.2 million, $455.1 million, and $428.7 million, respectively. During these same periods, Bancshares’ net yields on average interest-earning assets (net interest margin) were 3.24%, 4.23%, and 4.39%, respectively.

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

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$403,626	$26,551	6.58%	$370,832	$31,374	8.46%	$351,401	$28,800	8.20%
Investments	78,267	3,805	4.86%	73,152	3,461	4.73%	66,446	2,990	4.50%
Interest-earning deposits	3,310	55	1.66%	11,092	591	5.33%	10,832	544	5.02%

Total interest-earning assets	485,203	30,411	6.27%	455,076	35,426	7.78%	428,679	32,334	7.54%

Other assets	44,520			41,740			40,229

Total assets	$529,723			$496,816			$468,908

Interest-bearing liabilities:
Deposits:
Savings	$18,798	182	0.97%	$24,209	606	2.50%	$11,612	40	0.34%
Money market and NOW	68,987	840	1.22%	75,839	1,634	2.15%	80,180	1,597	1.99%
Time	276,629	11,628	4.20%	240,797	11,901	4.94%	223,140	9,620	4.31%
Borrowings (1)	57,066	2,049	3.59%	40,151	2,052	5.11%	40,430	2,264	5.60%

Total interest-bearing liabilities	421,480	14,699	3.49%	380,996	16,193	4.25%	355,362	13,521	3.80%

Non-interest bearing deposits	52,653			59,376			58,705
Other liabilities	1,618			1,608			1,917
Stockholders' equity	53,972			54,836			52,924

Total liabilities and stockholders’ equity	$529,723			$496,816			$468,908

Net interest income and interest rate spread		$15,712	2.78%		$19,233	3.53%		$18,813	3.74%

Net interest margin			3.24%			4.23%			4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.12%			119.44%			120.63%

(1)

Borrowings includes borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, federal funds purchased, capital lease obligation and junior subordinated deferrable interest debentures.

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

	December 31, 2008 vs. 2007			December 31, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans	$2,466	$(7,289)	$(4,823)	$1,618	$956	$2,574
Investment securities	245	99	344	310	161	471
Interest-earning deposits with banks	(272)	(264)	(536)	13	34	47

Total interest income	2,439	(7,454)	(5,015)	1,941	1,151	3,092

Interest expense:
Deposits	1,429	(2,920)	(1,491)	906	1,978	2,884
Borrowings	736	(739)	(3)	(15)	(197)	(212)

Total interest expense	2,165	(3,659)	(1,494)	891	1,781	2,672

Net interest income	$274	$(3,795)	$(3,521)	$1,050	$(630)	$420

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

Net Income. Bancshares generated a net loss in 2008 of $2.7 million, or $(0.41) per diluted share, as compared to net income in 2007 of $5.0 million, or $.72 per diluted share for 2007. Return on average assets was -0.50% and 1.01% and return on average equity was -4.92% and 9.15% for the years ended December 31, 2008 and 2007, respectively. Earnings for the year ended December 31, 2008 were negatively impacted by a $4.0 million increase in the provision for loan losses as well as a decrease of $3.5 million in net interest income during the year.

Net Interest Income. Net interest income decreased $3.5 million or 18.3% from $19.2 million in 2007 to $15.7 million in 2007. Total interest income suffered from a 400 basis point decrease in the target Federal Funds Rate during 2008.

Total average earning assets increased $30.1 million or 6.6% from an average of $455.1 million in 2007 to an average of $485.2 million in 2008. Bancshares experienced solid loan growth during 2008 with average loan balances increasing by $32.8 million. Average balances for investment securities and interest-earning deposits decreased $2.7 million. Total interest income decreased $5.0 million due to the decrease in yield on earning assets from 7.78% in 2007 to 6.27% in 2008. Average total interest-bearing liabilities increased by $40.5 million during 2008, consisting of a $23.6 million increase in average interest-bearing deposits and an increase in average borrowings of $16.9 million.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the year ended 2008 was 3.24% compared to 4.23% for 2007. The decrease in net interest margin resulted from the Federal Open Market Committee (FOMC) lowering the target Federal Funds Rate 400 basis points during the year ended December 31, 2008. Interest rates on a significant portion of our earning assets, such as certain loans and short-term investments, are tied to index rates, and conversely rates on a significant portion of interest-bearing liabilities such as certificates of deposits and borrowings remained fixed until maturity. This decrease in rates resulted in immediate decreases in income on loans while the cost of funding sources were slower to react. Deposit rates in particular are significantly affected by competitive pressures in the marketplace and did not decline as quickly as other market rates.

Provision for Loan Losses. Bancshares’ provision for loan losses for 2008 was $5.0 million, representing a $4.0 million or 380% increase from the $1.0 million recorded for 2007. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on factors discussed under “Analysis of Loan Losses.” The allowance for loan losses was $9.1 million at December 31, 2008, representing 2.13% of total outstanding loans and 118% of non-performing loans. The allowance for loan losses at December 31, 2007 was $5.7 million, representing 1.46% of total outstanding loans at that date and 333% of non-performing loans. The increase in provision for 2008 was primarily related to an increase in non-accrual loans and leases and an increase in net charge-offs in the loan portfolio during the year. This increase in non-performing loans and net charge-offs is related primarily to our residential construction and land development segments, and businesses that support the housing industry. Declines in these segments were brought on by weaknesses in the economy and the slowdown in new construction and housing starts. Net loan and lease charge-offs totaled $1.6 million in 2008 as compared to $921,000 in 2007. In addition, non-performing loans and leases increased $6.1 million from $1.7 million at December 31, 2007 to $7.8 million at December 31, 2008. Management has provided individual reserves related to these non-performing loans and leases in the amount of $1.6 million at December 31, 2008 and is aggressively pursuing collection and liquidating any underlying collateral as necessary. See the section entitled “Non Performing Assets” for more details on the breakdown of non-performing loans and leases.

Non-interest Income. Non-interest income decreased by $905,000 or 26.7% to $2.5 million for the year ended December 31, 2008. The largest components of non-interest income were service charges on deposit accounts of $2.3 million in 2008, a decrease of $102,000 from 2007, fees from mortgage banking operations of $259,000 in 2008 as compared to $326,000 in 2007, a $67,000 or 20.6% decrease, and a $593,000 loss on SERP investments which resulted primarily from investments held by the trust in Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock. There were no gains or losses on SERP investments in 2007.

Non-interest Expenses. Total non-interest expense increased $3.5 million from $13.7 million in 2007 to $17.2 million in 2008. This 25.6% increase was primarily due to an other than temporary impairment recorded on equity investments held by the Bank of $2.9 million in FNMA and FHLMC preferred stock and $472,000 in merger expenses related to the proposed merger with Yadkin Valley. Salaries and benefits expense was $7.1 million for the year ended December

31, 2008, representing a $185,000 or 2.7% increase over the $6.9 million recorded for the prior year. Occupancy and equipment costs were $2.3 million for the year ended December 31, 2008 representing an $86,000 or 3.9% increase over the $2.2 million for the prior year. Other expenses decreased $41,000 or 0.9% from 2007 the majority of which was due to decreases in advertising expenses and professional fees in 2008. In addition, the Bank recorded an other than temporary loss on non-marketable equity securities of $59,000 in 2008 related to an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina. There was a $76,000 other than temporary impairment charge taken on this same investment in 2007.

Provision for Income Taxes. Bancshares had an income tax benefit of $1.4 million, or 33.7% of loss before income taxes, for the year ended December 31, 2008 compared to an income tax expense of $2.9 million in 2007 or 36.4% of income before income taxes.

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

Non-interest Expenses. Total non-interest expense increased $856,000 from $12.8 million in 2006 to $13.7 million in 2007. This 6.7% increase was primarily due to increases in compensation and increases in other expenses related to branch growth. Salaries and benefits expense was $6.9 million for the year ended December 31, 2007, representing a $419,000 or 6.5% increase over the $6.5 million recorded for the prior year. Occupancy and equipment costs were $2.2 million for the year ended December 31, 2007 representing a $67,000 or 3.0% decrease over the $2.3 million for the prior year. Other expenses increased $428,000 or 10.4% from 2006 the majority of which was due to increases in data processing and technology expenses and to professional fees in 2007. In addition, the Bank recorded an other than temporary loss on non-marketable equity securities of $76,000 in 2007 related to an investment in a trust company. There were no other than temporary impairments in 2006.

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

As of December 31, 2008, liquid assets (cash and due from banks, interest-earning deposits with banks, and investment securities available for sale) were approximately $86.0 million, which represents 16% of total assets and 18% of total deposits and borrowings. Supplementing this liquidity, Bancshares has lines of credit from correspondent banks of approximately $35.1 million and an additional line of credit with the FHLB equal to 15% of assets (subject to available qualified collateral, with borrowings of $26.0 million outstanding from the FHLB at December 31, 2008). At December 31, 2008, outstanding commitments to extend credit were $4.5 million and available line of credit balances totaled $52.5 million. Management believes that the combined aggregate liquidity position of Bancshares is sufficient to meet the funding requirements of loan demand and deposit maturities and withdrawals in the near term.

Certificates of deposit represented 68.5% of Bancshares’ total deposits at December 31, 2008 an increase from 63.4% at December 31, 2007. Bancshares’ growth strategy will include efforts focused on increasing the relative volume of transaction deposit accounts. Certificates of deposit of $100,000 or more represented 41.7% of Bancshares’ total deposits at December 31, 2008. These deposits are generally considered rate sensitive, but management believes most of them are relationship-oriented. While Bancshares will need to pay competitive rates to retain these deposits at maturity, there are other subjective factors that will determine Bancshares’ continued retention of those deposits.

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The FDIC and the Federal Reserve, the primary regulators of the Bank and Bancshares, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with these guidelines. At December 31, 2008, Bancshares maintained capital levels exceeding the minimum levels for adequately capitalized bank holding companies and banks.

Capital Ratios

Bancshares and the Bank are subject to minimum capital requirements. As the following table indicates, at December 31, 2008, we exceeded our regulatory capital requirements.

	At December 31, 2008
	Actual Ratio	Minimum Requirement	Well- Capitalized Requirement
American Community Bank:
Total risk-based capital ratio	10.95%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.69%	4.00%	5.00%
Leverage ratio	8.03%	4.00%	5.00%

American Community Bancshares:
Total risk-based capital ratio	12.64%	8.00%	NA
Tier 1 risk-based capital ratio	11.38%	4.00%	NA
Leverage ratio	9.45%	4.00%	NA

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are projected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. Money market deposit accounts and negotiable order of withdrawal or other transaction accounts are assumed to pay out over a decay schedule. In making the “gap” computations, standard assumptions regarding prepayment rates and deposit decay rates have been used for interest-earning assets and interest-bearing liabilities. In addition, the table reflects scheduled principal payments, which will be received throughout the lives of the loans. The interest rate sensitivity of Bancshares’ assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

	Terms to Repricing at December 31, 2008
	3 Months or Less	More Than 3 Months to 6 Months	More Than 6 Months to 12 Months	Over 12 Months	Total
	(Dollars in thousands)
INTEREST EARNING-ASSETS
Loans receivable:
Real estate mortgage loans	$175,533	$8,373	$18,377	$103,842	$306,125
Home equity lines of credit	43,777	—	—	—	43,777
Commercial and industrial loans	46,346	2,939	2,981	7,751	60,017
Loans to individuals	4,793	2,497	2,448	6,106	15,844
Lease financing, net	641	293	424	543	1,901
Interest earning deposits with banks	894	—	—	—	894
Investment securities	4,192	11,053	7,921	49,864	73,030
Non-marketable equity securities	—	—	—	2,980	2,980
Derivative financial instruments	(15,000)	15,000	—	—	—

Total interest-earning assets	$261,176	$40,155	$32,151	$171,086	$504,568

INTEREST-BEARING LIABILITIES
Deposits:
Interest-bearing demand	$31,000	$700	$1,400	$53,212	$86,312
Time	83,738	32,545	125,929	52,054	294,266
Short-term borrowings	15,031	—	—	—	15,031
Long-term debt	10,310	—	—	27,676	37,986

Total interest-bearing liabilities	$140,079	$33,245	$127,329	$132,942	$433,595

INTEREST SENSITIVITY GAP PER PERIOD	$121,097	$6,910	$(95,178)	$38,144	$70,973

CUMULATIVE INTEREST SENSITIVITY GAP	$121,097	$128,007	$32,829	$70,973	$70,973

CUMULATIVE GAP AS A PERCENTAGE OF TOTAL INTEREST-EARNING ASSETS	24.00%	25.37%	6.51%	14.07%	14.07%

CUMULATIVE INTEREST-EARNING ASSETS AS A PERCENTAGE OF CUMULATIVE INTEREST BEARING LIABILITIES	186.45%	173.85%	110.92%	116.37%	116.37%

The Company entered into off-balance sheet contracts that are considered derivative financial instruments in order to assist in achieving a desired level of interest rate sensitivity. As of December 31, 2008, the Company had derivative instruments with a notional amount of $45.0 million. These derivative instruments consist of two interest rate floor contracts that are used to hedge future cash flows of the first $45.0 million of certain variable rate loans against the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009. If the prime rate falls below 7.25% during the term of the contract on the first floor, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contract. If the prime rate falls below 7.75% during the term of the contract on the second floor, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. The Company received payments of $374,167 and $3,229 in 2008 and 2007, respectively, on the 7.75% contract and received payments of $482,917 in 2008 on the 7.25% contract. There were no payments received on the 7.25% contract in 2007.

In 2008, the interest rate floors no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in other accumulated comprehensive income were reclassified into earnings. Changes in fair value of the interest rate floors are now accounted for in earnings for the period of the change.

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

Other Than Temporary Impairment

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of its $2,902,265 investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and its investment in a trust company were other than temporarily impaired. As a result, the Company wrote down its investment in FNMA and FHLMC stock by $2,822,756, to an estimated fair value of $67,100 as of December 31, 2008. In addition, the Company wrote down its investment of $201,991 in a trust company by an additional $59,082, to an estimated fair value of $142,909 as of December 31, 2008. An other than temporary impairment charge of $75,747 was taken on this same investment in 2007. The write downs were recorded as a charge to earnings in 2008 and 2007.

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

Goodwill and Other Intangible Assets

Goodwill arose from the 2004 purchase of First National Bank of the Carolinas. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired will not be amortized but will be subject to an annual impairment test. The impairment test is a two-step process that begins with a comparison of book value and stock price. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the tests conclude that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded. The Company also reviews other identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. We performed an interim evaluation of our goodwill balances at December 31, 2008 and an annual goodwill impairment assessment as of April 15, 2008. No impairment has been recorded as a result of goodwill testing performed during 2008 or 2007. Given the substantial decline in our common stock price and the economic outlook for our industry, the excess of the fair value over carrying value has narrowed compared with previous assessments. If our stock price continues to decline, due to the termination of the impending merger with Yadkin Valley, if the Company does not produce anticipated cash flows, or if comparable banks begin selling at significantly lower prices than in the past, our goodwill may be impaired in the future.

Contractual Obligations

The following table reflects the contractual obligations of the Company outstanding as of December 31, 2008.

	Payments Due by Period
	On Demand or Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(Dollars in thousands)
Advances from FHLB	$—	$—	$16,000	$10,000	$26,000
Securities sold under agreement to repurchase and federal funds sold	15,030	—	—	—	15,030
Capital lease obligation	10	46	54	1,565	1,675
Junior subordinated deferrable interest debentures	—	—	—	10,310	10,310
Operating leases	873	1,057	699	2,394	5,023
Other contractual obligations	597	635	—	—	1,232

Total contractual cash obligations, excluding deposits	16,510	1,738	16,753	24,269	59,270

Deposits	377,370	39,703	12,331	—	429,404

Total contractual cash obligations, including deposits	$393,880	$41,441	$29,084	$24,269	$488,674

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	Amount of Commitment Expiration Per Period
	(Dollars in thousands)
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Capital South Partnership commitments	$825	$—	$—	$—	$825
Standby letters of credit	3,101	—	—	—	3,101
Commitments to extend credit	4,526	—	—	—	4,526
Undisbursed lines of credit	22,091	2,402	3,696	24,298	52,487
Undisbursed portion of construction loans	16,114	5,109	1,980	759	23,962

Total off-balance sheet commitments	$46,657	$7,511	$5,676	$25,057	$84,901

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

Related Party Transactions

Bancshares’ related party transactions have been limited to 1) loans made to executive officers and directors in the ordinary course of business and 2) the lease of certain buildings at prevailing market rates. At December 31, 2008, Bancshares had loans outstanding to executive officers and directors totaling approximately $5.2 million. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related borrowers. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features. The $5.2 million in outstanding related party loans represents 1.2% of Bancshares’ total loan portfolio. Bancshares has never charged-off a loan to a related party.

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

SFAS 161

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price an d interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. The structure of our loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income. We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Interest rate risk is monitored as part of the Bank’s asset/liability management functions. The following table presents information about the contractual maturities, average interest rates and estimated fair values of our financial instruments that are considered market risk sensitive at December 31, 2008.

	2008	2009	2010	2011	2012	Beyond Five Years	Total	Average Interest Rate	Estimated Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS

Investment securities
Available for sale	$—	$486	$504	$1,035	$5,600	$62,359	$69,984	5.12%	$71,262
Held to maturity	—	—	—	—	—	1,768	1,768	5.78%	1,760
Non-marketable equity	—	—	—	—	—	2,980	2,980	—	2,980
Loans	211,359	32,655	38,288	36,186	63,101	45,903	427,492	4.87%	426,123

Total	$211,359	$33,141	$38,792	$37,221	$68,701	$113,010	$502,224		$502,125

FINANCIAL LIABILITIES

Interest-bearing demand accounts	$33,100	$2,801	$2,801	$4,201	$4,201	$39,208	$86,312	1.24%	$73,017
Time deposits	242,212	35,359	4,336	11,558	801	—	294,266	3.71%	305,135
Borrowings	15,041	22	24	1,026	15,028	21,876	53,017	3.21%	39,554

Total	$290,353	$38,182	$7,161	$16,785	$20,030	$61,084	$433,595		$417,706

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Community Bancshares, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of American Community Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Community Bancshares, Inc. and subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina

February 19, 2009, except for Note 25, as to which the date is March 26, 2009

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(Amounts in thousands)
ASSETS

Cash and due from banks	$13,809	$14,346
Interest-earning deposits with banks	894	930
Investment securities available for sale, at fair value (cost of $69,984 and $74,420 at December 31, 2008 and 2007, respectively)	71,262	75,012
Investment securities held to maturity, at cost (fair value approximates $1,760 and $1,804 at December 31, 2008 and 2007, respectively)	1,768	1,770

Loans	427,492	392,959
Allowance for loan losses	(9,124)	(5,740)

NET LOANS	418,368	387,219

Accrued interest receivable	2,032	2,640
Bank premises and equipment	7,125	8,694
Equity securities, at cost	2,980	2,119
Goodwill	9,838	9,838
Other assets	7,603	3,027

TOTAL ASSETS	$535,679	$505,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Demand – non-interest bearing	$48,826	$54,459
Savings	13,903	24,181
Money market and NOW	72,409	67,877
Time	294,266	253,277

TOTAL DEPOSITS	429,404	399,794

Short-term borrowings	15,031	31,509
Long-term debt	37,986	17,995
Accrued expenses and other liabilities	1,976	2,273

TOTAL LIABILITIES	484,397	451,571

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 25,000,000 shares authorized, 6,633,169 and 6,502,288 shares issued and outstanding at December 31, 2008 and 2007, respectively	6,633	6,502
Additional paid-in capital	33,090	32,364
Retained earnings	10,775	14,744
Accumulated other comprehensive income	784	414

TOTAL STOCKHOLDERS’ EQUITY	51,282	54,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$535,679	$505,595

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands, except share and per share data)
INTEREST INCOME
Loans, including fees	$25,501	$31,366	$28,800
Investment securities:
Taxable	3,270	3,046	2,702
Tax-exempt	535	415	288
Interest-earning deposits with banks	55	591	544
Other interest income	1,050	8	—

TOTAL INTEREST INCOME	30,411	35,426	32,334

INTEREST EXPENSE
Money market, NOW and savings deposits	1,022	2,240	1,637
Time deposits	11,628	11,901	9,620
Borrowings	750	214	452
Securities sold under agreement to repurchase and federal funds purchased	499	793	523
Capital lease obligation	138	139	140
Junior subordinated debentures	662	906	1,149

TOTAL INTEREST EXPENSE	14,699	16,193	13,521

NET INTEREST INCOME	15,712	19,233	18,813

PROVISION FOR LOAN LOSSES	4,999	1,033	2,612

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,713	18,200	16,201

NON-INTEREST INCOME
Service charges on deposit accounts	2,317	2,419	2,393
Mortgage banking operations	259	326	352
Gain on sale of investment securities	—	20	60
Gain on derivative transactions	331	214	—
Gain on sale of assets	7	53	79
Loss on SERP investment	(593)	—	—
Other	165	359	469

TOTAL NON-INTEREST INCOME	2,486	3,391	3,353

NON-INTEREST EXPENSE
Salaries and employee benefits	7,078	6,893	6,474
Occupancy and equipment	2,280	2,194	2,261
Other than temporary impairment of equity securities	2,881	76	—
Merger related expenses	472	—	—
Other	4,498	4,539	4,103

TOTAL NON-INTEREST EXPENSE	17,209	13,702	12,838

INCOME (LOSS) BEFORE INCOME TAXES	(4,010)	7,889	6,716

INCOME TAX EXPENSE (BENEFIT)	(1,353)	2,869	2,440

NET INCOME (LOSS)	$(2,657)	$5,020	$4,276

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(.41)	$.74	$.62

Diluted	$(.41)	$.72	$.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,555,255	6,779,635	6,913,534

Diluted	6,555,255	6,938,259	7,171,413

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
NET INCOME (LOSS)	$(2,657)	$5,020	$4,276

Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses) on available-for-sale securities	(2,125)	1,514	350
Tax effect	819	(583)	(133)
Reclassification adjustment for losses (gains) realized in income	2,822	(20)	(60)
Tax effect	(1,088)	8	23

Net of tax amount	428	919	180

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities	167	240	(139)
Tax effect	(58)	(92)	53
Reclassification adjustment for gains realized in income	(271)	(6)	—
Tax effect	104	2	—

Net of tax amount	(58)	144	(86)

Total other comprehensive income	370	1,063	94

Total comprehensive income (loss)	$(2,287)	$6,083	$4,370

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other Comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
	(Amounts in thousands, except share data)
Balance, January 1, 2006	4,568,673	$4,569	$38,882	$8,178	$(743)	$50,886
Comprehensive income:
Net income	—	—	—	4,276	—	4,276
Other comprehensive income, net of tax	—	—	—	—	94	94

Total comprehensive income						4,370

Stock split effected in the form of a 50% stock dividend	2,284,567	2,284	(2,284)	—	—	—
Cash dividends of $.20 per share	—	—	—	(1,382)	—	(1,382)
Shares repurchased	(23,700)	(24)	(239)	—	—	(263)
Expense recognized in connection with stock options	—	—	375	—	—	375
Common stock issued pursuant to the exercise of stock options	178,541	179	733	—	—	912
Tax benefit from the exercise of stock options	—	—	170	—	—	170

Balance, December 31, 2006	7,008,081	7,008	37,637	11,072	(649)	55,068
Comprehensive income:
Net income	—	—	—	5,020	—	5,020
Other comprehensive income, net of tax	—	—	—	—	1,063	1,063

Total comprehensive income						6,083

Cash dividends of $.20 per share	—	—	—	(1,348)	—	(1,348)
Shares repurchased	(540,791)	(541)	(5,539)	—	—	(6,080)
Expense recognized in connection with stock options	—	—	52	—	—	52
Common stock issued pursuant to the exercise of stock options	34,998	35	176	—	—	211
Tax benefit from the exercise of stock options	—	—	38	—	—	38

Balance, December 31, 2007	6,502,288	6,502	32,364	14,744	414	54,024
Comprehensive loss:
Net loss	—	—	—	(2,657)	—	(2,657)
Other comprehensive income, net of tax	—	—	—	—	370	370

Total comprehensive loss						(2,287)

Cash dividends of $.20 per share	—	—	—	(1,312)	—	(1,312)
Expense recognized in connection with stock options	—	—	50	—	—	50
Common stock issued pursuant to the exercise of stock options	130,881	131	519	—	—	650
Excess tax benefits from option exercise	—	—	157	—	—	157

Balance, December 31, 2008	6,633,169	$6,633	$33,090	$10,775	$784	$51,282

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,657)	$5,020	$4,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,026	937	1,072
Provision for loan losses	4,999	1,033	2,612
Deferred income taxes	(2,798)	(342)	(938)
Gain on sale of investment securities	—	(20)	(60)
Other than temporary impairment of equity securities	2,881	76	—
Loss on SERP investment	593	—	—
Loss on sale of foreclosed real estate	—	—	144
(Gain) loss on disposal of fixed assets	—	(8)	7
Recognition of hedge ineffectiveness	(331)	(214)	(10)
Decrease in capital lease obligation	(9)	(9)	(9)
Equity compensation expense	50	52	375
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	608	298	(506)
Decrease (increase) in other assets	(2,552)	454	(97)
Increase (decrease) in accrued expenses and other liabilities	(642)	905	(551)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,168	8,182	6,315

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(10,251)	(29,799)	(13,299)
Proceeds from sales of securities available for sale	—	6,460	3,909
Proceeds from maturities, calls and principal repayments of securities available for sale	11,858	12,823	8,763
Proceeds from maturities, calls and principal repayments of securities held to maturity	—	400	—
Net increase in loans from originations and repayments	(36,460)	(23,503)	(39,375)
Purchases of bank premises and equipment	(184)	(379)	(326)
Proceeds from sale of bank premises and equipment	1,277	8	6
Proceeds from sale of foreclosed real estate	312	249	384
Investment in equity securities	(920)	(316)	(191)
Redemption of non-marketable equity securities	—	—	308

NET CASH USED IN INVESTING ACTIVITIES	(34,368)	(34,057)	(39,821)

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand deposits	(11,379)	(28,662)	31,916
Net increase in time deposits	40,989	27,319	23,820
Proceeds from issuance of common stock	650	211	912
Repurchase of common stock	—	(6,080)	(263)
Advances from Federal Home Loan Bank	20,000	—	—
Repayment of Federal Home Loan Bank advances	—	—	(5,111)
Redemption of long-term debt	—	(3,608)	—
Excess tax benefits from stock options exercised	157	38	170
Cash dividends paid on common stock	(1,312)	(1,348)	(1,382)
Net increase (decrease) in securities sold under agreement to repurchase and federal funds purchased	(16,478)	16,036	3,740

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,627	3,906	53,802

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(573)	(21,969)	20,296

CASH AND CASH EQUIVALENTS, BEGINNING	15,276	37,245	16,949

CASH AND CASH EQUIVALENTS, ENDING	$14,703	$15,276	$37,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$14,694	$15,957	$13,725
Income taxes	1,573	2,875	3,992

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$312	$54	337
Change in unrealized gain on available-for-sale securities and cash flow hedging activities, net of tax	370	1,063	94

See accompanying notes to these consolidated financial statements.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest on loans is accrued on the unpaid principal balance outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. When doubt exists as to collectability of a loan (typically 90 days delinquent or impaired), the loan is placed on non-accrual status. When a loan is placed on non-accrual status, interest accrued prior to the judgment of uncollectability is reversed out of income. Loans are returned to an accruing status only as payments are received and when collection of all principal and interest is no longer in doubt. Payments received on such non-accrual loans are applied first to outstanding loan amounts and next as a recovery of lost interest. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Years Ended December 31, 2008, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company’s acquisition of FNB Bancshares, Inc. generated goodwill of $9,838,173 and core deposit intangible assets of $854,329. The Company uses a non-amortization approach to account for purchased goodwill. Intangible assets with finite useful lives are amortized over their useful lives. The carrying value of the core deposit intangible asset totaled $351,479, net of amortization of $502,850, as of December 31, 2008. This intangible asset was determined by management to meet the criteria for recognition apart from goodwill and to have a finite life of 8 years. Amortization expense associated with the core deposit intangible asset was $106,800 for the years ended December 31, 2008, 2007, and 2006. In accordance with the Company’s estimate of approximate lives of the acquired deposit relationships, an 8 year straight-line amortization schedule has been established for the core deposit intangible assets. Projected amortization expense for the years ending December 31, 2009, 2010, 2011 is $106,800 per year. Projected amortization expense for the year ending December 31, 2012 is $31,079.

Under generally accepted accounting principles, the Company reviews its amortizable intangible assets for impairment when events or changes in circumstances indicated the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually as of April 15th and on an interim basis when events or circumstances change. Management completed the annual goodwill impairment tests as of April 15, 2008 and December 31, 2008, which indicated that no impairment had occurred. Management does not believe that events and circumstances subsequent to those dates indicated that goodwill has been impaired.

Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 applies to all “tax positions” within the scope of SFAS 109. This statement requires a “more-likely-than-not” threshold for initial recognition of a tax benefit in the financial statements, and requires measurement of the amount of benefit to be recognized based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The Company has analyzed its tax positions pursuant to the requirements of FIN 48 and determined that no liability for unrecognized tax benefits is needed.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. It is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes. There were no interest or penalties accrued during the year. The Company’s federal and state income tax returns are subject to examination for the years 2005, 2006, 2007 and 2008.

Stock Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123R) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows”, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

Accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and hedging activities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The Company’s components of accumulated other comprehensive income are unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on hedging activities.

At December 31, 2008, accumulated other comprehensive income consisted of net unrealized gains on securities available for sale of $784,000. At December 31, 2007, accumulated other comprehensive income consisted of net unrealized gains on securities available for sale of $356,000 and net unrealized gains on derivatives of $58,000.

Per Share Results

Basic and diluted net income per common share have been computed by dividing net income (loss) for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for the stock dividends.

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

Basic and diluted net income per share have been computed based upon net income as presented in the accompanying statements of operations divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

	2008	2007	2006
Weighted average number of common shares used in computing basic net income per share	6,555,255	6,779,635	6,913,534
Effect of dilutive stock options and warrants	—	158,624	257,879

Weighted average number of common shares and dilutive potential common shares used in computing diluted net income per share	6,555,255	6,938,259	7,171,413

For the years ended December 31, 2008, 2007, and 2006 there were 132,293, 90,329, and 90,000 options, respectively, that were anti-dilutive since the exercise price exceeded the average market price for the year. Due to the net loss for the year ended

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2008, anti-dilutive options are not omitted from the calculation of diluted earnings per share. Anti-dilutive options are omitted from the calculation of diluted earnings per share for the years ended December 31, 2007 and 2006.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires management to report selected financial and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Generally, disclosures are required for segments internally identified to evaluate performance and resource allocation. In all material respects, the Company’s operations are entirely within the commercial banking segment, and the consolidated financial statements presented herein reflect the results of that segment. The Company has no foreign operations or customers.

Recent Accounting Pronouncements

SFAS 141R

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements and applied in the proposed merger with Yadkin Valley Financial Corporation.

SFAS 157

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“FASB No. 157”), which enhances existing guidance for measuring assets and liabilities using fair value and requires additional disclosure about the use of fair value for measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157, “Fair Value Measurements” effective January 1, 2008. The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 159

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

SFAS 161

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 3 - INVESTMENT SECURITIES

The following is a summary of the securities portfolio by major classification at December 31, 2008 and 2007:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies	$9,635	$211	$5	$9,841
Mortgage-backed securities	47,232	1,238	6	48,464
State and municipal bonds	12,143	42	202	11,983

	69,010	1,491	213	70,288
Marketable equity securities	974	—	—	974

Total securities available for sale	$69,984	$1,491	$213	$71,262

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,768	$—	$8	$1,760

Total securities held to maturity	$1,768	$—	$8	$1,760

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies	$13,635	$341	$10	$13,966
Mortgage-backed securities	49,116	385	196	49,305
State and municipal bonds	10,762	109	44	10,827

	73,513	835	250	74,098
Marketable equity securities	907	7	—	914

Total securities available for sale	$74,420	$842	$250	$75,012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities held to maturity:
State and municipal bonds	$1,770	$34	$—	$1,804

Total securities held to maturity	$1,770	$34	$—	$1,804

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and fair values of securities (excluding marketable equity securities) at December 31, 2008 by contractual maturity are shown below. Actual expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31, 2008
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one year through five years	7,625	7,749
Due after five years through ten years	17,249	17,540
Due after ten years	45,904	46,759

Total	$70,778	$72,048

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

There were no sales of investment securities for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, proceeds from sales of investment securities available for sale amounted to $6,459,570 and $3,908,955 respectively. Gross realized gains in 2007 and 2006 from these sales amounted to $19,445 and $60,072, respectively.

Available for sale securities, consisting of U. S. government agencies, mortgage-backed securities and state and municipal bonds, with carrying values of $11,651,000 and $13,173,000 at December 31, 2008 and 2007, respectively, were pledged to secure public monies on deposit as required by law. Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $17,123,000 and $18,762,000 were pledged to secure securities sold under agreements to repurchase at December 31, 2008 and 2007, respectively. Available for sale securities, consisting of mortgage-backed securities with carrying values of $8,391,000 and $997,000 were pledged to secure advances from the Federal Home Loan Bank at December 31, 2008 and 2007, respectively.

The following tables show investment gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The 2008 unrealized losses on investment securities relate to one U.S. Government agency security, four mortgage-backed securities, and twenty-three municipal securities. The 2007 unrealized losses on investment securities relate to two U.S. Government agency securities, twenty-six mortgage-backed securities, and nine municipal securities. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired. The Company has the positive intent and ability to hold until recovery all investment securities with unrealized losses at December 31, 2008.

	2008
	Less Than 12 Months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$—	$—	$1,568	$5	$1,568	$5
Mortgage-backed securities	2,213	6	—	—	2,213	6
State and municipal bonds	8,424	202	—	—	8,424	202

Total temporarily impaired securities	$10,637	$208	$1,568	$5	$12,205	$213

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 3 - INVESTMENT SECURITIES (Continued)

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

The Company periodically evaluates its investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of its investment in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock of $2,902,265 was other than temporarily impaired. As a result, the Company wrote down its investment in FNMA and FHLMC stock by $2,822,756, to an estimated fair value of $67,100 as of December 31, 2008.

NOTE 4 - NON-MARKETABLE EQUITY SECURITIES CARRIED AT COST

The aggregate cost of the Company’s cost method investments totaled $2,979,846 at December 31, 2008. The Company periodically evaluates these investments for any impairment which would be deemed other than temporary. As part of its evaluation, the Company determined that the fair value of an investment in a trust company, whose primary shareholders are ten community banks located throughout North Carolina, was less than the original cost of the investment and that the decline in fair value was not temporary in nature. As a result, in 2007 the Company wrote down its original investment in the trust company of $277,738 by $75,747, to an estimated fair value of $201,991. This write down was recorded as a charge to earnings during the year ended December 31, 2007. The Company wrote down this investment by an additional $59,082 to $142,909 by a charge to earnings during the year ended December 31, 2008. This trust company has two common directors with the Company.

Of the remaining $2,836,937 in equity investments, securities in the Federal Home Loan Bank and Silverton Bank, N.A. amounted to $2,077,700 and $84,237, respectively, at December 31, 2008. Because of the redemption provisions of issuers, the Company estimated that the fair value equaled or exceeded the cost of these investments and the investments were not impaired. The Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of the remaining $675,000 cost method investments.

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans at December 31, 2008 and 2007:

	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate mortgage loans:
1-4 family	$43,431	10.16%	$35,680	9.08%
Commercial mortgage	105,464	24.66%	104,209	26.51%
Construction/development	157,230	36.77%	136,531	34.73%
Home equity lines of credit	43,777	10.24%	34,784	8.85%
Commercial and industrial loans	60,017	14.03%	57,958	14.74%
Loans to individuals	15,844	3.70%	20,010	5.09%
Lease financing, net	1,901	0.44%	3,941	1.00%

Subtotal	427,664	100.00%	393,113	100.00%

Allowance for loan losses	(9,124)		(5,740)
Net unamortized deferred fees	(172)		(154)

Total	$418,368		$387,219

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES (Continued)

Loans are primarily made in Union and Mecklenburg Counties, North Carolina and Cherokee and York Counties, South Carolina. Real estate loans can be affected by the condition of the local real estate market. Commercial and installment loans can be affected by the local economic conditions. Significant declines in the housing markets and overall downturn in economic conditions over the past twelve months have resulted in write-downs and could further impact our loan portfolio.

At December 31, 2008 and 2007, respectively, there were $26,000 and $-0- of loans past due 90 days or more which were still accruing interest. Impaired loans, which consisted primarily of non-accrual loans and leases, were $8,062,000 and $2,477,000 at December 31, 2008 and 2007, respectively. Impaired loans of $5,508,000 and $2,477,000 had related allowances for loan losses aggregating $1,628,000 and $941,000 at December 31, 2008 and 2007, respectively. There were $2,554,000 and $-0- impaired loans without an allowance at December 31, 2008 or 2007, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was $2,858,000 and $1,565,000, respectively. Interest foregone on non-accrual loans was approximately $272,000 and $44,000 for the year ended December 31, 2008 and 2007, respectively.

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

(Dollars in thousands)
Loans to directors and officers as a group at January 1, 2008	$3,525
New loans or advances on lines during the year ended December 31, 2008	4,794
Amounts collected during the year ended December 31, 2008	(3,169)

Loans to directors and officers as a group at December 31, 2008	$5,150

At December 31, 2008, the Company had pre-approved but unused lines of credit totaling $1,987,000 to directors, executive officers and their related interests.

An analysis of the allowance for loan losses follows:

	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$5,740	$5,628	$4,331

Provision charged to operations	4,999	1,033	2,612

Charge-offs	1,640	1,035	1,350
Recoveries	(25)	(114)	(35)

Net charge-offs	1,615	921	1,315

Balance at end of year	$9,124	$5,740	$5,628

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 6 - BANK PREMISES AND EQUIPMENT

Following is a summary of bank premises and equipment at December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Land	$1,488	$1,668
Buildings and leasehold improvements	6,252	7,192
Furniture and equipment	4,225	4,095

	11,965	12,955
Accumulated depreciation and amortization	(4,840)	(4,261)

Total	$7,125	$8,694

Depreciation and amortization expense amounting to $741,000, $791,000 and $868,000 for the years ended December 31, 2008, 2007 and 2006, respectively, is included in occupancy and equipment expense.

NOTE 7 - DEPOSITS

Time deposits in denominations of $100,000 or more were $178,900,000 and $143,732,000 at December 31, 2008 and 2007, respectively. Brokered deposits totaled $36,116,000 and $12,001,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

	Less than $100,000	$100,000 or more	Total
	(Dollars in thousands)
2009	$92,286	$149,926	$242,212
2010	17,547	17,812	35,359
2011	1,434	2,903	4,337
2012	3,857	7,701	11,558
2013	242	558	800
Thereafter	—	—	—

Total	$115,366	$178,900	$294,266

NOTE 8 - BORROWINGS

Borrowings consist of advances from the Federal Home Loan Bank of Atlanta, securities sold under agreements to repurchase, federal funds purchased, junior subordinated debt and obligations under a capitalized lease for the Bank’s main office facility.

The following table provides a summary of our borrowings:

	2008	2007
	(Dollars in thousands)
Short-term borrowings
Repurchase agreements	$14,623	$18,193
Federal funds purchased	408	13,316

	$15,031	$31,509

Long-term debt
FHLB advances	$26,000	$6,000
Capitalized lease obligation	1,676	1,685
Junior subordinated debentures	10,310	10,310

	$37,986	$17,995

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 8 - BORROWINGS (Continued)

At December 31, 2008 and 2007, Federal Home Loan Bank advances were as follows:

		2008		2007
Maturity date	Call Feature	Amount	Rate	Amount	Rate
		(Dollars in thousands)
July 16, 2012	Callable quarterly	$1,000	3.900%	$1,000	3.900%
February 25, 2013	Callable quarterly	5,000	3.450%	5,000	3.450%
January 10, 2013	Callable quarterly	10,000	3.095%	—	—
February 28, 2018	Callable quarterly	5,000	2.930%	—	—
April 25, 2015	Callable quarterly	5,000	2.970%	—	—

Total FHLB borrowings/weighted average rate		$26,000	3.138%	$6,000	3.525%

Pursuant to a collateral agreement with the FHLB, advances are collateralized by all the Company’s FHLB stock of $2,077,700 and $1,158,000 at December 31, 2008 and 2007, respectively, qualifying first mortgage loans and qualifying commercial real estate. The balance of qualifying first mortgage loans and qualifying commercial real estate as of December 31, 2008 and 2007 was approximately $62,495,000 and $13,459,000, respectively. This agreement with the FHLB provides for a line of credit up to 15% of the Bank’s assets.

The Company also had unused lines of credit totaling $35.1 million and $16.2 million from correspondent banks at December 31, 2008 and 2007, respectively.

Federal funds purchased and securities sold under agreements to repurchase, which generally mature 1 to 4 days from the transaction date, at December 31, 2008 and 2007 are summarized below:

	2008	2007
	(Dollars in thousands)
Outstanding balance at December 31	$15,031	$31,509
Year-end weighted average rate	1.97%	3.61%
Average outstanding during the year	21,654	21,317
Average rate for the year	2.30%	3.71%
Maximum outstanding at any month-end during the year	30,194	31,509

Available for sale securities, consisting of US government agencies and mortgage-backed securities, with carrying values of $17,123,000 and $18,535,000 were pledged to secure securities sold under agreements to repurchase at December 31, 2008 and 2007, respectively and are held at an independent correspondent bank. Available for sale securities, consisting of mortgage-backed securities with carrying values of $8,391,000 and $997,000 were pledged to secure advances from the Federal Home Loan Bank at December 31, 2008 and 2007, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 9 - LEASES

Operating Leases

The Company has entered into non-cancelable operating leases for the land on which its main office is located and for other branch facilities and equipment. These leases have terms from five to thirty years. In 2002, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Marshville branch property and leased it back for a period of ten years with two renewal options for five years each. The leaseback has been accounted for as an operating lease. The gain of $147,156 realized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease. In 2008, the Company entered into another sale-leaseback arrangement. The Company sold its Blacksburg and Hwy 11 branch properties and leased them back for a period of ten years with two renewal options for five years each. The leaseback has been accounted for as an operating lease. The gain of $265,388 realized in this transaction has been deferred and is being amortized to income in proportion to rental expense over the term of the lease. Future rentals under operating leases are as follows:

(Dollars in thousands)
2009	$873
2010	600
2011	457
2012	384
2013	315
2014 - thereafter	2,394

Total	$5,023

Total rent expense under operating leases was approximately $841,000, $790,000 and $783,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital Lease Obligation

The Company leases its main office facility under a capital lease. Leases that meet the criteria for capitalization are recorded as assets and the related obligations are reflected as capital lease obligations on the accompanying balance sheets. Amortization of property under capital lease is included in depreciation expense. Included in premises and equipment at December 31, 2008 and 2007 is $1.7 million as the capitalized cost of the Company’s main office and accumulated amortization of $392,000 and $349,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, aggregate future minimum lease payments due under this capital lease obligation are as follows:

(Dollars in thousands)
2009	$148
2010	158
2011	158
2012	158
2013	158
2014 - 2029	2,883

Total minimum lease payments	3,665
Less amount representing interest	(1,989)

Present value of net minimum lease payments	$1,676

Both the land lease and capital leases for the Company’s main office discussed above are leased from a former director. Prior to the main facility being completed in November 2000, the Company leased land for its temporary banking facility from that same director. In addition, the Marshville facility is leased from another former director. In January 2003, the Company signed an operating lease for a new branch facility in Mint Hill, North Carolina, with a former director. The lease has an initial term of ten years with two renewal options for five years each. Total lease payments of $536,000, $476,000, and $495,000 were paid to these former directors under these leases during 2008, 2007 and 2006, respectively.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

A description of the Junior Subordinated Debentures outstanding is as follows:

Issuing Entity	Date of Issuance	Shares Issued	Interest Rate	Maturity Date	Principal Amount
					2008	2007
					(Dollars in thousands)
American Community Capital Trust II, Ltd.	12/15/2003	10,000	6.56%	12/15/2033	$10,310	$10,310

NOTE 11 - OTHER CONTRACTS

The Company entered into non-cancelable contracts with third parties for data processing services. The future minimum payments required under these contracts for the years ending December 31, 2010 are as follows:

(Dollars in thousands)
2009	$597
2010	635

Total	$1,232

The above future payments are based upon the anticipated future growth of the Company and can therefore vary from the above estimates in any year.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 12 - INCOME TAXES

The significant components of the provision for income taxes for the periods ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Current tax provision:
Federal	$1,267	$2,712	$2,899
State	178	499	479

	1,445	3,211	3,378

Deferred tax benefit:
Federal	(2,357)	(314)	(848)
State	(441)	(28)	(90)

	(2,798)	(342)	(938)

Provision for income taxes	$(1,353)	$2,869	$2,440

The difference between the provision for income taxes and the amounts determined by applying the statutory federal income tax rate of 34% to income before income taxes is summarized below:

	2008	2007	2006
	(Dollars in thousands)
Income tax expense (benefit) computed at statutory rate of 34%	$(1,364)	$2,682	$2,283
Effect of state income taxes	(173)	311	257
Tax exempt interest	(170)	(142)	(102)
Non-deductible merger expenses	160	—	—
Other	194	18	2

Net provision for income taxes	$(1,353)	$2,869	$2,440

Significant components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$3,202	$1,921
Capital lease	139	129
Deferred gain on sale-leaseback	113	22
Income from deferred data processing payment	28	43
Nondeductible accrued expenses	43	18
Stock compensation expense	121	143
Other than temporary impairment of investment securities	1,346	—
Other	93	44

Total deferred tax assets	5,085	2,320

Deferred tax liabilities:
Premises and equipment	(131)	(144)
Leased property	(175)	(368)
Core deposit intangible	(133)	(177)
Prepaid expenses	(57)	(57)
Interest rate hedges	(207)	(36)
Net unrealized gains on available-for-sale securities	(493)	(236)
Other	(12)	(2)

Total deferred tax liabilities	(1,208)	(1,020)

Net deferred tax assets	$3,877	$1,300

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 13 - OTHER NON-INTEREST EXPENSE

The major components of other non-interest expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)
Postage, printing and office supplies	$260	$280	$340
Advertising and promotion	179	195	189
Travel, meals, dues and subscriptions	281	265	225
Telephone	216	235	150
Data processing and technology	1,087	953	835
Professional fees and contracted services	1,242	1,280	1,027
Other	1,233	1,331	1,337

Total	$4,498	$4,539	$4,103

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized American Community Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 14 - REGULATORY MATTERS (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table.

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2008:
Total Capital to Risk Weighted Assets:
Consolidated	$56,221	12.64%	$35,572	8.00%	$	N/A	N/A
American Community Bank	48,308	10.95%	35,302	8.00%		44,128	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	50,618	11.38%	17,786	4.00%		N/A	N/A
American Community Bank	42,738	9.69%	17,651	4.00%		22,064	5.00%

Tier 1 Capital to Average Assets:
Consolidated	50,618	9.45%	21,419	4.00%		N/A	N/A
American Community Bank	42,738	8.03%	21,277	4.00%		26,596	5.00%

	Actual		Minimum For Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2007:
Total Capital to Risk Weighted Assets:
Consolidated	$58,798	14.24%	$33,040	8.00%	$	N/A	N/A
American Community Bank	47,012	11.42%	32,940	8.00%		41,175	10.00%

Tier 1 Capital to Risk Weighted Assets:
Consolidated	53,625	12.98%	16,520	4.00%		N/A	N/A
American Community Bank	41,862	10.17%	16,470	4.00%		20,587	5.00%

Tier 1 Capital to Average Assets:
Consolidated	53,625	11.02%	19,461	4.00%		N/A	N/A
American Community Bank	41,862	8.58%	19,515	4.00%		24,394	5.00%

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

A summary of the contract amounts of the Company’s exposure to off-balance sheet credit risk as of December 31, 2008 is as follows:

Financial instruments whose contract amounts represent credit risk:

(Dollars in thousands)
Capital South II Partnership investment commitment	$125
Capital South III Partnership investment commitment	700
Standby letters of credit	3,101
Commitments to extend credit	4,526
Undisbursed lines of credit	52,487
Undisbursed portion of construction loans	23,962

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

Years Ended December 31, 2008, 2007 and 2006

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

Assets Held in Rabbi Trust

The carrying value of assets held in rabbi trust approximates fair value.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, none of which are held for trading purposes, are as follows at December 31, 2008 and 2007:

	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$13,809	$13,809	$14,346	$14,346
Interest-earning deposits with banks	894	894	930	930
Securities available for sale	71,262	71,262	75,012	75,012
Securities held to maturity	1,768	1,760	1,770	1,804
Loans, net	418,368	416,999	387,219	389,718
Accrued interest receivable	2,032	2,032	2,640	2,640
Non-marketable equity securities	2,980	2,980	2,119	2,119
Assets held in rabbi trust (SERP)	997	997	—	—

Financial liabilities:
Deposits	429,404	412,924	399,794	377,164
Short-term borrowings	15,031	15,031	31,509	31,509
Long-term debt	37,986	24,523	17,995	18,186
Accrued interest payable	698	698	898	898

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Investment Securities Available-for-Sale and Assets in Rabbi Trust

Securities classified as available for sale are reported at fair value utilizing Level 1,2, and 3 inputs. For Level 1 assets, the Company obtains quoted stock prices for identical stocks traded in active markets. For Level 2 assets, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayments speeds, credit information and the bond’s terms and conditions, among other things. For Level 3 securities, which include equity securities, the Company measures fair value based on unobservable data that may include net book value of stock and profitability trends, among other things.

Interest Rate Floors

Interest rate floors are reported at fair value utilizing Level 3 inputs. For these floors, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider unobservable data that may include discounted cash flow models, among other things.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Investment securities available for sale	$71,262	$3	$70,356	$903
Interest rate floors	590	—	—	590
Assets in rabbi trust	997	985	12	—

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table reconciles the changes in Level 3 financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008.

Description	Investment Securities Available for Sale	Interest Rate Floor
	(in thousands)
Balance at December 31, 2007	$903	$532
Total gains:
Included in earnings	—	237
Included in other comprehensive income	—	—
Amortization	—	(179)

Balance at December 31, 2008	$903	$590

The following table reflects the changes in fair values of Level 3 financial instruments measured on a recurring basis for the year ended December 31, 2008 and where these changes are included in the financial statements.

Description	Net interest income	Non-interest income - Other	Total changes in fair values included in earnings
	(in thousands)
Interest rate floors:
Change in fair value	$—	$237	$237
Amortization	(179)	—	(179)

Total	$(179)	$237	$58

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. As of December 31, 2008, impaired loans of $5,508,000 had a specific allowance of $1,628,000, resulting in a fair value of $3,880,000.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The following table presents financial assets measured at fair value on a non-recurring basis as of December 31, 2008.

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired loans and leases	$3,880	$—	$—	$3,880

NOTE 17 - EMPLOYEE AND DIRECTOR BENEFIT PLANS

401(k) Retirement Plan

The Company has adopted a 401(k) retirement plan that covers all eligible employees. The Company matches contributions of up to 3.0% of each employee’s salary. Expenses totaled $114,000, $105,000 and $99,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Employment Agreement

The Company has entered into employment agreements with certain officers to ensure a stable and competent management base. These agreements provide for terms ranging from three to five years, with automatic extension for an additional year at the end of the initial term and annually thereafter. The agreements provide for benefits as provided in the contract and cannot be terminated by the Board of Directors, except for cause, without prejudicing the officer’s right to receive certain vested rights, including compensation. In the event of a change in control of the Company and in certain other events, as defined in the agreements, the Company or any successor to the Company will be bound to the terms of the contracts and certain change in control compensation payments would result, subject to contractual limitations.

NOTE 18 - STOCK COMPENSATION PLANS

The Company has five share-based compensation plans in effect at December 31, 2008. The compensation cost that has been charged against income for those plans was approximately $50,000, $52,000 and $375,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded a deferred tax benefit in the amount of $20,000 and $123,000 related to share-based compensation during the years ended 2007 and 2006, respectively. There were no deferred tax benefits related to share-based compensation during the year ended December 31, 2008.

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

Years Ended December 31, 2008, 2007 and 2006

NOTE 18 - STOCK COMPENSATION PLANS (Continued)

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

Stock Options

The fair market value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 21,000, 15,000, and 98,000 stock options for the years ended December 31, 2008, 2007 and 2006, respectively, with a weighted average fair value of $1.93, $3.98, and $4.52 per option, respectively.

Assumptions in estimating option values:

	2008	2007	2006
Risk-free interest rate	3.08%	4.08%	4.83%
Dividend yield	2.35%	1.77%	1.54%
Volatility	23.13%	21.04%	30.24%
Expected life	7 years	7 years	7 years

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

At December 31, 2008, there were 350,895 exercisable options with a weighted average exercise price of $7.31. At December 31, 2007, there were 471,466 exercisable options with a weighted average exercise price of $6.62. Of the total options outstanding at December 31, 2008 and 2007, the remaining average contractual lives were 2.42 and 3.44 years, respectively.

A summary of option activity under the stock option plans as of December 31, 2008 and 2007, and changes during the year ended December 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	561,084	$7.00	4.28 years	$2,268,658
Exercised	(34,998)	6.03
Authorized	—	—
Forfeited	(11,000)	10.77
Granted	15,000	11.73

Outstanding at December 31, 2007	530,086	$7.12	3.44 years	$1,636,043
Exercised	(130,881)	4.97
Authorized	—	—
Forfeited	(25,500)	12.13
Granted	21,000	8.47

Outstanding at December 31, 2008	394,705	$7.58	3.05 years	$1,257,694

Exercisable at December 31, 2008	350,895	$7.31	2.42 years	$1,207,934

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 18 - STOCK COMPENSATION PLANS (Continued)

For the years ended December 31, 2008, 2007 and 2006 the intrinsic value of options exercised was approximately $430,000, $191,000, and $1,163,000, respectively.

The fair value of stock options vested over the years ended December 31, 2008, 2007 and 2006 was $50,000, $52,000, and $375,000, respectively.

As of December 31, 2008, there was $86,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 1.70 years.

The Company funds the option shares from authorized but unissued shares. Company policy does allow option holders to exercise options with seasoned shares.

The actual tax benefit in stockholders equity realized for the tax deductions from option exercise of the share-based payment arrangements totaled $157,000, $38,000 and $170,000 for the years ended 2008, 2007 and 2006, respectively.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed by APB 25. The effect (increase/(decrease)) of the adoption of SFAS 123R on cash flow activities for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(In thousands)
Cash flow from operating activities	$—	$(38)	$(170)
Cash flow provided by financing activities	—	38	170

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

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 19 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

As of December 31, 2008, the Company had two derivative instruments with notional amounts of $30.0 million and $15.0 million, respectively. Both derivative instruments consist of an interest rate floor contract that is used to protect certain designated variable rate loans from the downward effects of their repricing in the event of a decreasing rate environment for a period of three years ending in February 2009 and June 2009, respectively. If the prime rate falls below 7.25% during the term of the first contract, the Company will receive payments based on the $30.0 million notional amount times the difference between 7.25% and the daily weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.25% or higher. The Company paid a premium of $228,000 on this contact, which is being amortized over the three-year term of the contract. Total payments received on the 7.25% floor were $482,917 and $-0- during 2008 and 2007, respectively and were recorded in other interest income. On the second floor, if the prime rate falls below 7.75% during the term of this contract, the Company will receive payments based on the $15.0 million notional amount times the difference between 7.75% and the weighted average prime rate for the quarter. No payments will be received by the Company if the weighted average prime rate is 7.75% or higher. The Company paid a premium of $95,250 on this contract. Total payments received on the 7.75% floor were $374,167 and $3,229 during 2008 and 2007, respectively and were recorded in other interest income. The interest rate floors are carried at a fair market value of $589,566 and $532,319 and are included in other assets as of December 31, 2008 and 2007, respectively.

As of March 31, 2007 the $15.0 million, 7.75% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. As a result, amounts accumulated in the other accumulated comprehensive income of approximately $6,000 at the beginning of the year were reclassified into earnings during the first quarter of 2007. Changes in fair value of the 7.75% interest rate floor are now accounted for in earnings for the period of the change. As of December 31, 2008, the $30.0 million, 7.25% interest rate floor contract no longer qualified as a cash flow hedge and the hedge designation was removed. Approximately $167,000 of other accumulated comprehensive income was reclassified into earnings at that time. Changes in fair value of the remaining hedged instrument on the 7.25% floor are now recorded to other income. For the year ended December 31, 2008, the Company recorded a $224,000 gain in other income for the change in fair value of the 7.25% floor and a $107,000 gain in other income for the change in fair value of the 7.75% interest rate floor. For the year ended December 31, 2007, the Company recorded a $144,000 gain, net of tax in other comprehensive income for the effective portion of the 7.25% floor. The Company recorded a $205,000 gain in other income during the year ended December 31, 2007 for the change in fair value of the 7.75% interest rate floor, and a $9,250 gain in other income for the ineffective portion of the 7.25% hedged instrument. For the year ended December 31, 2006 the Company recorded a $10,000 gain in other income for the ineffective portions of the 7.25% and 7.75% hedged instruments and an $86,000 loss, net of tax in other comprehensive income for the effective portion of the floors.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 20 - PARENT COMPANY FINANCIAL DATA

Following are condensed financial statements of American Community Bancshares, Inc. as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

Condensed Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
Assets:
Cash and due from banks	$77	$16
Interest earning deposits with banks	4,219	8,757
Investment in securities available for sale	904	904
Investment in American Community Bank	53,711	52,571
Investment in American Community Capital Trust II, Ltd.	310	310
Other assets	3,648	1,981

Total Assets	$62,869	$64,539

Liabilities and Stockholders’ Equity:
Liabilities:
Due to American Community Capital Trust II, Ltd.	$10,310	$10,310
Due to American Community Bank	1,277	—
Other liabilities	—	205

Total Liabilities	11,587	10,515

Stockholders’ Equity:
Common stock	6,633	6,502
Additional paid-in capital	33,090	32,364
Retained earnings	10,775	14,744
Accumulated other comprehensive income	784	414

Total stockholders’ equity	51,282	54,024

Total Liabilities and Stockholders’ Equity	$62,869	$64,539

Condensed Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Interest income:
Dividends from subsidiary	$—	$4,999	$—
Interest-earning deposits with banks	416	571	944

Total interest income	416	5,570	944

Interest expense:
Junior subordinated debentures issued to American Community Capital Trust I and II	663	906	1,149

Non-interest income:
Equity in undistributed earnings (loss) of American Community Bank	(2,437)	317	4,424

Non-interest expense:
Professional fees	3	34	14
Other	84	80	22

Total non-interest expense	87	114	36

Income (loss) before taxes	(2,771)	4,867	4,183
Income tax benefit	(114)	(153)	(93)

Net income (loss)	$(2,657)	$5,020	$4,276

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 20 - PARENT COMPANY FINANCIAL DATA (Continued)

Condensed Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,657)	$5,020	$4,276
Equity in undistributed (earnings) loss of subsidiary	2,437	(317)	(4,424)
Decrease (increase) in other assets	(1,667)	884	(1,321)
Increase (decrease) in other liabilities	(205)	205	—

Net cash provided (used) by operating activities	(2,092)	5,792	(1,469)

Cash flows from investing activities:
Redemption of Capital Trust I stock	—	108	—
Investment in securities available for sale	—	(501)	—
Investment in American Community Bank	(3,000)	—	—

Net cash used by investing activities	(3,000)	(393)	—

Cash flows from financing activities:
Advances from subsidiary	1,277	—	—
Redemption of junior subordinated deferrable interest debentures	—	(3,608)	—
Repurchase of common stock	—	(6,080)	(263)
Proceeds from issuance of common stock	650	211	912
Cash dividends paid on common stock	(1,312)	(1,348)	(1,382)

Net cash provided (used) by financing activities	615	(10,825)	(733)

Increase (decrease) in cash and cash equivalents	(4,477)	(5,426)	(2,202)

Cash and cash equivalents, beginning	8,773	14,199	16,401

Cash and cash equivalents, ending	$4,296	$8,773	$14,199

NOTE 21 - STOCK SPLIT

On January 25, 2006, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on February 7, 2006 and payable on February 21, 2006. All references to net income per share and weighted average shares outstanding have been adjusted for the effect of this stock split.

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth, for the periods indicated selected information from our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.

	Year ended December 31, 2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except per share data)
Total interest income	$7,082	$7,572	$7,569	$8,188
Total interest expense	3,629	3,568	3,629	3,873

Net interest income	3,453	4,004	3,940	4,315

Provision for loan losses	2,837	1,441	296	425

Net interest income after provision for loan losses	616	2,563	3,644	3,890

Non-interest income
Service charges on deposit accounts	525	593	597	602
Mortgage banking operations	35	43	95	86
Gain (loss) on derivatives	211	(4)	(148)	272
Loss on SERP investment	(105)	(397)	(72)	(19)
Other	(25)	51	68	78

Total non-interest income	641	286	540	1,019

Non-interest expense
Salaries and employee benefits	1,823	1,873	1,639	1,743
Occupancy and equipment	516	566	614	584
Other than temporary impairment of investment securities	128	2,753	—	—
Merger related expenses	73	399	—	—
Other	1,155	1,109	1,190	1,044

Total non-interest expense	3,695	6,700	3,443	3,371

Income (loss) before income taxes	(2,438)	(3,851)	741	1,538
Provision (benefit) for income taxes	(1,504)	(653)	257	547

Net income (loss)	$(934)	$(3,198)	$484	$991

Net income (loss) per share
Basic	$(0.14)	$(0.49)	$0.07	$0.15
Diluted	(0.14)	(0.49)	0.07	0.15

Common stock price
High	$10.29	$11.25	$9.00	$10.00
Low	7.02	5.00	6.15	7.09

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Year Ended December 31 ,2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands except for per share data)
Total interest income	$8,737	$9,070	$8,921	$8,698
Total interest expense	4,068	4,225	4,001	3,899

Net interest income	4,669	4,845	4,920	4,799

Provision for loan losses	471	156	231	183

Net interest income after provision for loan loss	4,198	4,689	4,689	4,616

Non-interest income
Service charges on deposit accounts	613	617	608	581
Mortgage banking operations	83	70	93	80
Realized gains on sale of securities	—	3	—	17
Gain (loss) on economic hedge	132	138	(67)	11
Other	73	133	88	118

Total non-interest income	901	961	722	807

Non-interest expense
Salaries and employee benefits	1,724	1,768	1,743	1,658
Occupancy and equipment	505	560	564	565
Other than temporary impairment	—	—	—	76
Other	1,132	1,121	1,175	1,103

Total non-interest expense	3,361	3,449	3,482	3,402

Income before income taxes	1,738	2,201	1,929	2,021
Provision for income taxes	626	801	707	735

Net income	$1,112	$1,400	$1,222	$1,286

Net income per share
Basic	$0.17	$0.21	$0.18	$0.18
Diluted	0.17	0.20	0.17	0.18

Common stock price
High	$12.84	$12.50	$12.30	$12.69
Low	9.19	10.15	10.87	10.60

AMERICAN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

NOTE 23 - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In July 2007, the Bank established a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified plan that provides additional retirement benefits to the Bank’s chief executive officer. Under the terms of the SERP, upon retirement or the occurrence of certain other events, the Company will pay benefits to the Bank’s chief executive officer in the form of a single cash lump sum payment. Benefits under the SERP vest at a rate of 10% per year beginning at age 53 and are fully vested at age 62. Compensation expense related to the plan was $159,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively. The plan was funded in February, 2008 in the amount of $1,590,000. The assets related to this plan are maintained in a rabbi trust and are included in other assets. The assets are accounted for at market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, with the resulting gains or losses in value recorded in income. During the year ended December 31, 2008, the impact on net income as a result of the decline in fair value of the assets held in the rabbi trust was a charge of $593,472. The assets had a market value of $996,528 at December 31, 2008. The accrued liability related to this plan was $132,870 at December 31, 2008.

NOTE 24 - MERGER AGREEMENT

On September 9, 2008, the Company entered into a definitive agreement to be acquired by Yadkin Valley Financial Corporation (“Yadkin Valley”). The Bank will become a wholly-owned division of Yadkin Valley operating under its current name. Pursuant to the agreement, the Company will merge with and into Yadkin Valley and each of the Company’s shareholders will be entitled to receive in exchange for each share of the Company’s common stock one of the following: (i) .8517 shares of Yadkin Valley common stock, (ii) $12.35 in cash, or (iii) a combination of both stock and cash. In total, the merger consideration will be allocated as follows: 80.5% of the Company’s outstanding shares of common stock will be exchanged for shares of Yadkin Valley common stock and 19.5% of the Company’s outstanding shares of common stock will be exchanged for cash. The parties have received all regulatory approvals required for consummation of the merger, including approval of the Board of Governors of the Federal Reserve System, the North Carolina Commission of Banks and the Federal Deposit Insurance Corporation. The parties anticipate closing of the transaction during the second quarter of 2009.

NOTE 25 - SUBSEQUENT EVENT

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $1.8 million from 2008 to 2009. The 20 basis point special assessment represents $1.2 million of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes—Oxley Act of 2002, management makes the following assertions:

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

•

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

•

Due to the Company’s status as a “Smaller reporting company” there is no auditor attestation as to the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2008. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Randy P Helton	Dan R. Ellis, Jr.
President & Chief Executive Officer	Chief Financial Officer

ITEM 9B	– OTHER INFORMATION

On March 24, 2009 the Company’s Board of Directors voted to suspend payment of the Company’s quarterly cash dividend. The Board concluded that it was more important to preserve capital than to pay a quarterly dividend. Suspending the dividend will save approximately $325,000 per quarter or $1.3 million annually in capital.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Bylaws provide that its board shall consist of between seven and twenty members. If there are more than nine members, the board shall be divided into three classes in as equal a number as possible. Such classes shall be elected to staggered three-year terms. The Board of Directors has set the number of directors of the Company at thirteen. The members of the Company’s board of directors are set forth in the following table.

Name and Age	Position(s) Held	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past Five Years
Robert G. Dinsmore, Jr. (64)	Lead Independent Director	2001	2009	Consultant, International Tax, Mergers and Acquisitions; Retired partner KPMG, LLP

Frank L. Gentry (66)	Director	2002	2010	Independent Consultant; former Executive Vice President of Corporate Strategy and Development, Bank of America, Charlotte, NC, 1973-2000

Philip R. Gilboy (54)	Director	2003	2009	President, PR Gilboy & Associates, Inc., Weddington, NC (NASD registered broker dealer)

David J. Guilford (60)	Director	2003	2009	President, DLG Associates, Inc., Charlotte, NC (executive search firm)

Thomas J. Hall (61)	Director	1998	2011	President, Hall Group, Inc., Charlotte, NC (real estate holding company)

Larry S. Helms (63)	Director	1998	2011	Owner, Larry S. Helms and Associates, Monroe, NC (insurance)

Randy P. Helton (53)	President, Chief Executive Officer (CEO), Director and Chairperson of the Company	1998	2011	Chairman of the Board, President and Chief Executive Officer of the Company; President and Chief Executive Officer of American Community Bank

Name and Age	Position(s) Held	Director Since(1)	Term Expires	Principal Occupation and Business Experience During Past Five Years
V. Stephen Moss (59)	Senior Vice President and South Carolina Regional Executive of the Bank, Director	1995	2011	Senior Vice President and South Carolina Regional Executive of American Community Bank

Peter A. Pappas (47)	Director	2003	2009	President and Managing Partner, Pappas Properties, LLC, Charlotte, NC (real estate development)

L. Steven Phillips (58)	Director	1998	2011	President Old South Landscape Services, LLC, Mt. Pleasant, SC (landscape contractor)

Alison J. Smith (54)	Director	2000	2010	President, Smith Capital, Inc., Charlotte, NC (financial advisory, investment banking)

David D. Whitley (62)	Director	1998	2010	President, Whitley Mortgage Associates, Inc., (mortgage broker) and Whitley Real Estate, Inc. (realty firm), Monroe, NC; Chairperson of the Board of Directors of American Community Bank

Gregory N. Wylie (54)	Director	1998	2010	Retired; former Chief Executive Officer, Metro Marketing, Inc., Charlotte, NC (specialty food brokerage)

(1)	If applicable, includes prior service as director of American Community Bank or First National Bank of the Carolinas, which was acquired by the Company in 2004.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company.

Name	Age	Employed Since	Position With Company	Business Experience
Randy P. Helton	53	04/15/98	Chairman, President and CEO	Chairman of the Board, President and CEO of the Company; President and CEO of American Community Bank.

V. Stephen Moss	59	10/01/95 (1)	Senior Vice President and South Carolina Regional Executive of American Community Bank	Former President and CEO of First National Bank of the Carolinas, Gaffney, South Carolina

Dan R. Ellis, Jr.	53	08/31/98	Senior Vice President, Chief Financial Officer and Corporate Secretary	Certified Public Accountant; Senior Vice President, Chief Financial Officer and Corporate Secretary

William M. DeMarcus	44	03/04/08	Senior Vice President and Chief Banking Officer of American Community Bank	Former Senior Vice President, Wachovia, Charlotte, NC

Stephanie D. Helms	39	11/12/99	Senior Vice President and Chief Administrative Officer	Lifelong resident of Monroe, NC with 15 years of banking experience in Monroe and Charlotte markets

(1)	Includes prior service as an officer of First National Bank of the Carolinas

Set forth below is certain information regarding American Community Bank’s market area and other executive officers.

Name	Age	Employed Since	Position With American Community Bank	Business Experience
W. R. “Randy” Adcock	52	06/02/98	Senior Vice President and Monroe City Executive	Mr. Adcock, a lifelong resident of Monroe, NC, has 29 years of banking experience in the Bank’s market.

Steven L. Barnes	53	11/4/99	Senior Vice President and Indian Trail City Executive	Mr. Barnes, a lifelong resident of Indian Trail, NC, has 24 years of banking experience in the Bank’s market.

Richard M. Cochrane	56	02/19/99	Senior Vice President and Matthews/Mint Hill City Executive	Mr. Cochrane, a lifelong resident of Mint Hill, NC, has 27 years of banking experience in the Bank’s market.

Jeff N. Coley	49	09/13/99	Senior Vice President and Marshville City Executive	Mr. Coley, a lifelong resident of Marshville, NC, has 26 years of banking experience in the Bank’s market.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and executive officers of the Company are required by federal law to file reports with the Securities and Exchange Commission (“SEC”) regarding the amount of and changes in their beneficial ownership of the Company’s common stock. To the best knowledge of the Company, all such ownership reports have been timely filed and the ownership status of the Company’s common stock by such individuals is current.

Meetings and Committees of the Board of Directors

The Company’s Board of Directors held eleven meetings in 2008. Each director attended 75% or more of the aggregate board and committee meetings of which he or she was a member.

It is the policy of the Company that directors attend each annual meeting and any special meetings of the Company’s shareholders. All of the Company’s directors attended the 2008 annual meeting of shareholders except for Gregory N. Wylie who was out of town on business.

The Company’s Board of Directors has several standing committees including an Audit Committee, Nominating Committee and Compensation Committee.

Audit Committee. The members of the Audit Committee are Chairperson Robert G. Dinsmore, Jr., Frank L. Gentry, Philip R. Gilboy, Alison J. Smith and Gregory N. Wylie. The members of the Audit Committee are “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934. The Audit Committee met five times during 2008. The Board of Directors has adopted a written Audit Committee Charter which is available at www.americancommunitybank.com. The report of the Audit Committee is included in Item 14 of this annual report on Form 10-K and incorporated by reference herein.

Nominating Committee. The members of the Nominating Committee are Chairperson Alison J. Smith, Robert G. Dinsmore, Jr., Larry S. Helms, L. Steven Phillips, David D. Whitley, and Gregory N. Wylie. The Committee met once in 2008. The duties of the Nominating Committee include: (i) assisting the Board, on an annual basis, by identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (ii) assisting the Board in the event of any vacancy on the Board by identifying individuals qualified to become Board members, and recommending to the Board qualified individuals to fill any such vacancy; and (iii) recommending to the Board, on an annual basis, director nominees for each committee of the Board.

The Company’s common stock is listed on the NASDAQ Capital Market and the members of the Nominating Committee are “independent” as defined by NASDAQ listing standards. The bylaws of the Company state that candidates may be nominated for election to the Board of Directors by the Nominating Committee or by any shareholder of the Company’s common stock. It is the policy of the Nominating Committee to consider all shareholder nominations. Shareholder nominations must be submitted to the Nominating Committee in writing on or before September 30th of the year preceding the Annual Meeting at which the nominee would stand for election to the Board of Directors and must be accompanied by each nominee’s written consent to serve as a director of the Company if elected. No shareholder nominations were received during the year. The bylaws of the Company require that all nominees for director, including shareholder nominees, have business, economic or residential ties to the Company’s market area and have owned at least 1,000 shares of the Company’s common stock for a period of twelve (12) months preceding the date of the nomination. In evaluating nominees for director, the Nominating Committee values community involvement and experience in finance or banking including prior service as an officer or director of an entity engaged in the financial services business, although such experience is not a prerequisite for nomination. The Board of Directors has adopted a written Nominating Committee Charter, which is available at www.americancommunitybank.com.

Compensation Committee. The members of the Compensation Committee are Chairperson Gregory N. Wylie, Robert G. Dinsmore, Jr., Thomas J. Hall, Alison Smith and David D. Whitley. The Compensation Committee meets on an as needed basis to review the salaries and compensation programs required to attract and retain the Company’s executive officers. The Compensation Committee met two times in 2008. The committee approves the compensation of the President and Chief Executive Officer and “reporting officers” to the President including the Chief Financial Officer, Chief Banking Officer, and Chief Administrative Officer. The salary of each of such “reporting officers” is determined based upon the recommendation by the President and Chief Executive Officer and such officer’s experience, managerial effectiveness, contribution to the Company’s overall profitability, maintenance of regulatory compliance standards and professional leadership. The Committee also compares the compensation of the Company’s executive officers with compensation paid to executives of similarly situated bank holding companies, other businesses in the Company’s market area and appropriate state and national salary data. The Committee is not bound by recommendations made by the President and Chief Executive Officer. Furthermore, the President and Chief Executive Officer does not have any input into his own compensation. The compensation committee engages third party compensation consultants on occasion to assist in determining executive pay or additional benefits, but does not delegate its duties. The Board of Directors has adopted a written Compensation Committee Charter which is available at www.americancommunitybank.com.

The Company has adopted a code of ethics that applies, among others, to its principal executive officer and principal financial officer. The Company’s code of ethics is available at www.americancommunitybank.com.

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

Board Fees. During 2008, all non-employee directors received an annual retainer of $10,000. In addition, all non-employee directors received $500 for each board meeting attended and $500 for each Committee meeting attended, with the exception of the Chairman of the Board of the Bank who received $600 for each meeting chaired and Committee Chairpersons, who received $600 for each committee meeting chaired.

1999 Nonstatutory Stock Option Plan for Directors. At the 1999 Annual Meeting the shareholders of the Bank approved the 1999 Nonstatutory Stock Option Plan for Directors (the “1999 Nonstatutory Option Plan”) pursuant to which options covering 246,191 shares of the Bank’s common stock were available for issuance to members of the Board of Directors and the board of any subsidiary. In connection with the reorganization of the Bank into the holding company form which resulted in the creation of the Company, the Nonstatutory Option Plan was adopted by the Company and options under such plan are now options of the Company. On April 14, 1999, all options were granted under the 1999 Nonstatutory Option Plan at the exercise price of $11.00 per share which was the fair market value on the date of grant. The original exercise price is currently $5.55 per share as a result of a 20% stock dividend in 1999, 10% stock dividend in 2002 and a 50% stock dividend in 2006. Another 69,000 of the original options issued were forfeited and reissued on April 26, 2006 at the exercise price of $12.98 per share which was the fair market value on the date of grant. All but 5,080 of these options have been granted and there are currently 127,706 options outstanding with a weighted average exercise price of $8.98 per share which was the fair market value on the date of grant adjusted for stock dividends.

2002 Nonstatutory Stock Option Plan. At the 2002 Annual Meeting, the shareholders of the Company approved the 2002 Nonstatutory Stock Option Plan (the “2002 Nonstatutory Option Plan”) pursuant to which options covering 37,500 shares of the Company’s common stock were available for issuance to members of the Board of Directors and the board of any subsidiary. All but 1,500 of these options have been granted and there are currently 19,500 options outstanding with a weighted average exercise price of $6.64 per share which was the fair market value on the date of grant adjusted for stock dividends.

The following table presents a summary of all compensation paid by the Company to its directors for their service as such during the year ended December 31, 2008.

DIRECTOR COMPENSATION TABLE

	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total
Robert G. Dinsmore, Jr.	$30,700	$—	$—	$—	$30,700
Frank L. Gentry	23,300	—	—	—	23,300
Philip Gilboy	22,900	—	—	—	22,900
David J. Guilford	27,300	—	—	—	27,300
Thomas J. Hall	23,500	—	—	—	23,500
Larry S. Helms	22,800	—	—	—	22,800
Randy P. Helton(2)	—	—	—	—	—
V. Stephen Moss(2)	—	—	—	—	—
Peter A. Pappas	20,200	—	—	—	20,200
L. Steven Phillips	15,800	—	—	—	15,800
Alison J. Smith	24,600	—	—	—	24,600
David D. Whitley	28,600	—	—	—	28,600
Gregory N. Wylie	25,000	—	—	—	25,000

Total	$264,700	$—	$—	$—	$264,700

(1)

Expense calculated in accordance with FAS 123R. The assumptions used in estimating the fair value of options are set forth in note 18 to the Company’s audited consolidated financial statements at December 31, 2008.

(2)

Compensation paid to Mr. Helton in connection with his service as President and Chief Executive Officer of the Company and Mr. Moss as Senior Vice President of the Company is presented in the Summary Compensation Table below.

EXECUTIVE COMPENSATION

Employment Agreements. American Community Bank has entered into an employment agreement with Randy P. Helton, President and Chief Executive Officer (dated April 15, 1998), to establish his duties and compensation and to provide for his continued employment with the Bank. The employment agreement provided for an initial term of employment of five years. The term automatically renews for an additional year at the end of each year unless notice of termination is received prior to renewal. The employment agreement provides for an annual base salary to be reviewed by the Board of Directors not less often than annually. In addition, the employment agreement provides for discretionary bonuses, participation in other pension and profit-sharing retirement plans maintained by the Bank on behalf of its employees, as well as fringe benefits normally associated with the officer’s office or made available to all other employees. The employment agreement provides that the officer may be terminated for cause, as defined in the employment agreement, by the Bank, and otherwise be terminated by the Bank (subject to vested rights) or by the officer. The employment agreement provides that in the event of a “termination event” following a change in control of the Bank (i) the employee shall be able to terminate the agreement and receive 299% of his base amount of compensation and (ii) the term of the agreement shall be not less than 36 months from the employee’s notice of termination of the agreement. A “termination event” will occur if (i) the employee is assigned any duties or responsibilities that are inconsistent with his position, duties, responsibilities or status at the time of the change in control or with his reporting responsibilities or title with the Bank in effect at the time of the change in control; (ii) the employee’s annual base salary rate is reduced below the annual amount in effect as of the change in control; (iii) the employee’s life insurance, medical or hospitalization insurance, disability insurance, stock option plans, stock purchase plans, deferred compensation plans, management retention plans, retirement plans or similar plans or benefits being provided by the Bank to the employee as of the date of the change in control are reduced in their level, scope or coverage, or any such insurance, plans or benefits are eliminated, unless such reduction or elimination applies proportionately to all salaried employees of the

Bank who participated in such benefits prior to the change in control; or (iv) the employee is transferred to a location outside of Charlotte, North Carolina without the employee’s express written consent. A change in control of the Bank will occur if (i) any individual or entity, directly or indirectly, acquires beneficial ownership of voting securities or acquires irrevocable proxies or any combination of voting securities and irrevocable proxies, representing 25% or more of any class of voting securities of the Bank, or acquires control in any manner of the election of a majority of the directors of the Bank; (ii) the Bank is consolidated or merged with or into another corporation, association or entity where the Bank is not the surviving corporation; or (iii) all or substantially all of the assets of the Bank are sold or otherwise transferred to or are acquired by any other corporation, association or other person, entity or group.

American Community Bank has also entered into an employment agreement with V. Stephen Moss, Senior Vice President and South Carolina Regional Executive of the Bank (dated April 15, 2004), to establish his duties and compensation and to provide for his continued employment with the Bank. The employment agreement provided for an initial term of employment of three years. The term automatically renews for an additional year at the end of each year of the term unless notice of termination is received prior to such renewal. The employment agreement provides for an annual base salary to be reviewed by the Board of Directors not less often than annually. In addition, the employment agreement provides for discretionary bonuses, participation in other pension and profit sharing retirement plans maintained by the Bank on behalf of its employees, as well as fringe benefits normally associated with Mr. Moss’s office or made available to all other employees. The employment agreement provides that Mr. Moss may be terminated, by the Bank, for “cause” as defined in the employment agreement and further provides that the employment agreement may otherwise be voluntarily terminated by Mr. Moss or by the Bank (subject to vested rights). The employment agreement also provides that in the event of a “termination event” following a change of control of the Bank (i) Mr. Moss shall be able to terminate his employment agreement and receive 200% of his “base amount” of compensation. The definitions of the terms “change of control” and “termination event” under Mr. Moss’ employment agreement are substantially identical to the definitions of those terms in Mr. Helton’s employment agreement, which is summarized above.

American Community Bank has also entered into a change of control agreement with Stephanie D. Helms, Senior Vice President and Chief Administrative Officer of the Company and Dan R. Ellis, Jr, Senior Vice President and Chief Financial Officer. The change of control agreements provide that in the event of a “termination event” following a change of control of the Bank Ms. Helms and Mr. Ellis shall be able to receive 200% of their “base amount” of compensation. The definitions of the terms “change of control” and “termination event” under Ms. Helms’ and Mr. Ellis’ change of control agreements are substantially identical to the definitions of those terms in Mr. Helton’s employment agreement, which is summarized above.

American Community Bank has also entered into a change of control agreement with William M. DeMarcus, Senior Vice President and Chief Banking Officer of the Company. The change of control agreement provides that in the event of a “termination event” following a change of control of the Bank Mr. DeMarcus shall be able to receive 100% of his “base amount” of compensation. The definitions of the terms “change of control” and “termination event” under Mr. DeMarcus’ change of control agreement are substantially identical to the definitions of those terms in Mr. Helton’s employment agreement, which is summarized above.

The following table shows all compensation paid to or received by Randy P. Helton, Dan R. Ellis, Jr., V. Stephen Moss, William M. DeMarcus, and Stephanie D. Helms (the “Named Executive Officers”) for services rendered in all capacities during the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total

Randy P. Helton, Chairman of the Board, President and CEO of the Company and President and CEO of the Bank	2008	$325,000	$—	$—	$—	$9,965	$334,965
	2007	280,000	—	80,000	—	8,807	368,807
	2006	265,200	3,419	67,000	—	8,025	343,644

Dan R. Ellis, Jr. Senior Vice President, Chief Financial Officer and Corporate Secretary of the Company	2008	160,000	—	—	—	5,945	165,945
	2007	140,000	—	32,000	—	5,202	177,202
	2006	115,500	—	23,000	—	4,529	143,029

V. Stephen Moss, Senior Vice President and South Carolina Regional Executive of the Bank	2008	149,000	—	—	—	4,513	153,513
	2007	142,000	—	—	—	5,198	147,198
	2006	135,200	—	10,000	—	4,530	149,730

William M. DeMarcus, Senior Vice President and Chief Banking Officer of the Bank	2008	175,000	3,095	47,062	—	270	225,427
	2007	—	—	—	—	—	—
	2006	—	—	—	—	—	—

Stephanie D. Helms, Senior Vice President and Chief Administrative Officer of the Bank	2008	115,000	—	—	—	2,042	117,042
	2007	98,050	—	19,000	—	2,243	119,293
	2006	92,500	—	19,000	—	2,148	113,648

(1)	Expense calculated in accordance with FAS 123R. The assumptions used in estimating the fair value of options are set forth in note 18 to Company’s audited consolidated financial statements at December 31, 2008.
(2)	Includes life insurance premiums and contributions to 401(k) Plan.

Stock Options

1999 Incentive Stock Option Plan. The shareholders previously approved the 1999 Incentive Stock Option Plan (the “1999 Incentive Option Plan”) pursuant to which options are available for issuance to officers and key employees of the Company and any of its subsidiaries. In connection with the reorganization of the Bank into the holding company form of organization, which resulted in the organization of the Company, the 1999 Incentive Option Plan was adopted by the Company and options under such plan are now options of the Company.

2001 Incentive Stock Option Plan. The shareholders approved the 2001 Incentive Stock Option Plan (the “2001 Incentive Option Plan”) at the 2001 annual meeting. The 2001 Incentive Option Plan also provides for the issuance of incentive stock options to officers and key employees of the Company and any of its subsidiaries. The plan originally provided for the grant of stock options covering up to 135,300 shares of the Company’s common stock. At the 2005 Annual Meeting of Shareholders, the shareholders approved an amendment to the 2001 Incentive Stock Option Plan authorizing stock options covering an additional 75,000 shares of the Company’s stock.

All stock options under the Company’s incentive option plans are granted with a per share exercise price equal to 100% of the fair market value of the Company’s common stock. The per share exercise price may then be adjusted in response to certain corporate actions, such as stock dividends and stock splits. For example, the option exercise prices in the table below have been adjusted for the effect of the 1999 20% stock dividend, the 2002 10% stock dividend, and the 2006 50% stock split where applicable.

Stock options were granted to William M. DeMarcus during the fiscal year ended December 31, 2008. Disclosed in the following table are the threshold, target and maximum incentive payments which each of the Named Executive Officers could realize under the Company’s non-equity incentive plan upon attainment of stated corporate and individual goals under the plan.

GRANTS OF PLAN BASED AWARDS

Estimated Future Payouts Under Non-Equity

Incentive Plan Awards

Name	Grant Date	Threshold	Target	Maximum	All other Stock Awards; Number of Shares of Stock or Units	All other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Awards
Randy P. Helton	—	$20,000	$130,000	$168,000	—	—	—
Dan R. Ellis, Jr.	—	10,000	40,000	56,000	—	—	—
V. Stephen Moss	—	10,000	37,250	52,150	—	—	—
William M. DeMarcus	—	10,000	43,750	61,250	—	10,000	$8.70
Stephanie D. Helms	—	10,000	28,750	40,250	—	—	—

The following table sets forth information regarding vested and unvested incentive stock options as of December 31, 2008. With the exception of Mr. Ellis and Mr. Helton, each of the Named Executive Officers had unexercisable stock options as of December 31, 2008. Incentive stock options granted by the Company are subject to a five-year vesting schedule, with 20% vesting on each anniversary of the option grant date. Option exercise prices reported below have been adjusted for the effect of all stock dividends occurring subsequent to the option grant date. The Company has not adopted any plan providing for the grant of restricted stock or long-term compensation units to employees and, accordingly, there is no information reported in the four columns on the right hand side of the table below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	No. of Securities Underlying Unexercised Options Exercisable	No. of Securities Underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards; No. of Securities Underlying Unexercised Unearned Options	Option Exercise Price (1)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards; No. of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Randy P. Helton	89,178	-0-	—	$5.55	04/14/09	—	—	—	—
	12,041	3,010	—	8.92	04/24/14	—	—	—	—
	2,000	3,000	—	12.98	04/25/16	—	—	—	—
Dan R. Ellis, Jr.	12,824	-0-	—	5.55	04/14/09	—	—	—	—
V. Stephen Moss	12,000	3,000	—	8.83	04/16/14	—	—	—	—
William M. DeMarcus	-0-	10,000	—	8.70	03/18/18	—	—	—	—
Stephanie D. Helms	825	-0-	—	6.33	02/20/11	—	—	—	—
	2,475	-0-	—	4.70	07/18/11	—	—	—	—
	6,000	1,500	—	8.92	04/24/14	—	—	—	—

(1)	As adjusted for stock dividends and stock split.

The following table sets forth information regarding stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 2008. Mr. Helton and Mr. Ellis exercised stock options covering 9,201 and 4,500 shares, respectively, of the Company’s common stock during the year at a per share exercise price of $5.55 per share.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Randy P. Helton	9,201	$28,328	—	—
Dan R. Ellis, Jr.	4,500	10,506	—	—
V. Stephen Moss	—	—	—	—
William M. DeMarcus	—	—	—	—
Stephanie D. Helms	—	—	—	—

Supplemental Retirement Plan

In October 2007, the Company implemented a non-qualified supplemental retirement benefit plan (“SERP”) for selected executive officers. At December 31, 2008 the only executive officer designated to receive benefits under the SERP was Randy P. Helton. The Company may, however, designate other executive officers to receive benefits under the SERP in the future. The SERP is designed to provide a retirement benefit to plan participants at their normal retirement dates and upon the occurrence of certain other events. The plan was implemented because limits on qualified plan contributions and distributions, as well as Social Security, often limit bank executives’ retirement benefits to 30% to 50% of final pay. In contrast, other bank staff are unaffected, or less severely affected, by such limits. An arrangement such as the SERP can remedy the shortfall in executive retirement compensation and deliver retirement benefits commensurate with bank executives’ final pay.

Under the terms of the SERP, upon retirement or the occurrence of certain other events, the Company will pay benefits to plan participants in the form of a single cash lump sum payment. Benefits under the SERP vest at a rate of 10% per year beginning at age 53 and are fully vested at age 62. At retirement on or after age 53, the Company will pay the vested benefits to the participating officer. In the case of disability or death prior to retirement which results in termination of the officer’s employment, the full benefit is payable within 90 days. The full benefit is also payable upon termination of employment for “good reason” following a change of control of the Company. As of December 31, 2008, Mr. Helton’s participation in the SERP would have entitled him to a lump sum payment of $996,528, had he terminated his employment for “good reason” following a “change in control” of the Company or had his employment terminated due to death or disability. No benefits are payable at any time to a participant that has been terminated for “cause.”

Participants’ benefits under the SERP are unfunded and are not intended to constitute a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended. As of December 31, 2008, Randy P Helton had $99,652 vested benefits under the plan.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Randy P. Helton	SERP	1	$99,652	$-0-
Dan R. Ellis, Jr.	—	—	—	—
V. Stephen Moss	—	—	—	—
William M. DeMarcus	—	—	—	—
Stephanie D. Helms	—	—	—	—

Stock Splits

The Company has had three stock splits since opening as follows:

•	1999 – five-for-four stock split in the form of a 20% stock dividend paid in December 1999

•	2002 – eleven-for-ten stock split in the form of a 10% stock dividend paid in January 2002

•	2006 – two-for-one stock split in the form of a 50% stock dividend paid in February 2006

401(k) Savings Plan

In 1999, the Bank adopted a tax-qualified plan (the “Savings Plan”) which covers all current, full-time employees and any new full-time employees who have been employed for twelve months and who have attained the age of twenty-one. Under the Savings Plan, a participating employee may contribute up to 20% of his or her base salary (up to the maximum allowed by law) on a tax-deferred basis through salary reduction as permitted under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Bank is permitted to make contributions equal to 50% of the employees’ contributions up to a maximum equal to 3% of the employee’s aggregate compensation. The employer contributions vest completely after six years of service. The Bank may make additional discretionary contributions that also vest completely after six years of service with the Bank. The value of a participant’s accounts under the Savings Plan becomes payable to him or her according to the vesting schedule upon retirement, total or permanent disability or termination of employment for any other reason, or becomes payable to a designated beneficiary upon a participant’s death. The Savings Plan also contains provisions for withdrawals in the event of certain hardships. A participant’s contributions, matching contributions and discretionary contributions of the Bank, and any income accrued on such contributions, are not subject to federal or state taxes until such time as the participant withdraws them.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voting Securities

The voting securities of the Company are the shares of its common stock, par value $1.00 per share, of which 25,000,000 shares are authorized and preferred stock, no par value, of which 1,000,000 shares are authorized. At March 24, 2009, there were 6,651,295 shares of common stock and no shares of preferred stock outstanding. There are approximately 2,500 holders of record of the Company’s common stock.

Ownership of Voting Securities

As of March 24, 2009, there were no shareholders known to management to own more than 5% of the Company’s common stock, except those listed below.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS
Marla Braun Coral Gables, FL	474,807	7.14

As of March 24, 2009 the beneficial ownership of the Company’s common stock, by directors and executive officers individually, and by directors and executive officers as a group, was as follows:

NAME AND ADDRESS OF BENEFICIAL OWNER		AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)(2)		PERCENT OF CLASS (3)
William M. DeMarcus	Cornelius, NC	2,202		*
Robert G. Dinsmore, Jr.	Charlotte, NC	19,430		*
Dan R. Ellis, Jr.	Monroe, NC	32,017	(4)	*
Frank L. Gentry	Charlotte, NC	15,500		*
Philip R. Gilboy	Waxhaw, NC	19,366		*
David J. Guilford	Charlotte, NC	16,250		*
Thomas J. Hall	Charlotte, NC	51,403		*
Larry S. Helms	Monroe, NC	25,140		*
Stephanie D. Helms	Monroe, NC	12,669		*
Randy P. Helton	Charlotte, NC	150,457	(5)	2.23
V. Stephen Moss	Blacksburg, SC	39,242		*
Peter A. Pappas	Charlotte, NC	13,250		*
L. Steven Phillips	Isle of Palms, SC	75,030		1.13
Alison J. Smith	Charlotte, NC	63,521		*
David D. Whitley	Monroe, NC	30,281	(6)	*
Gregory N. Wylie	Waxhaw, NC	78,041		1.17
All Directors and Executive Officers as a Group (16 persons)		644,949		9.37

(1)

Except as otherwise noted, to the best knowledge of the Company’s management, the above individuals and group exercise sole voting and investment power with respect to all shares shown as beneficially owned other than the following shares as to which such powers are shared: Mr. Dinsmore – 8,100 shares, Mr. Ellis – 13,599, Mr. Guilford – 330 shares, Mr. Moss – 20,000, and Mr. Whitley – 3,460 shares.

(2)

Included in the beneficial ownership tabulations are the following options to purchase shares of common stock of the Company: Mr. DeMarcus – 2,000, Mr. Dinsmore – 5,000, Mr. Ellis – 12,824, Mr. Gentry – 5,000, Mr. Gilboy – 5,000, Mr. Guilford – 9,500, Mr. Hall – 5,000, Mr. Helms – 5,000, Ms. Helms – 9,300, Mr. Helton – 101,419, Mr. Moss – 12,000, Mr. Pappas – 9,500, Mr. Phillips – 10,694, Ms. Smith – 5,000, Mr. Whitley – 5,000, and Mr. Wylie – 30,327, and an aggregate of 232,564 options for the group.

(3)

The calculation of the percentage of class beneficially owned by each individual and the group is based on the sum of (i) 6,651,295 shares of common stock outstanding as of March 24, 2009, and (ii) options exercisable within 60 days of March 24, 2009 for the individual and the group.

(4)	Includes 1,974 shares owned by Mr. Ellis’ spouse
(5)	Includes 1,565 shares owned by Mr. Helton’s spouse.
(6)	Includes 7,263 shares owned by Mr. Whitley’s spouse.

Set forth below is certain information regarding the Registrant’s various stock option plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1999 Incentive: 169,600 1999 Non-statutory: 127,704 2001 Incentive: 77,901 2002 Non-statutory: 19,500	$6.02 $8.98 $8.91 $6.64	862 5,080 67,685 1,500
Equity compensation plans not approved by security holders	None	None	None

Total	394,705	$7.58	75,127

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

With the exception of Mr. Helton and Mr. Moss, each member of the Company’s Board of Directors is “independent” as defined by NASDAQ listing standards and the regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). In making this determination, the Board considered all insider transactions with directors for the provision of goods or services to the Company or the Bank. All such transactions were conducted at arm’s length upon terms no less favorable than those that would be available from an independent third party.

Director Relationships

No director is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) thereof, or any company registered as an investment company under the Investment Company Act of 1940.

Lead Independent Director

The board has long recognized the importance of independent leadership on the board, as evidenced by its designation of a lead independent director in 2004. The independent directors elect the lead independent director, and in January 2008, the independent directors elected Mr. Dinsmore to continue in his role as the board’s lead independent director. The duties and responsibilities of the lead independent director include the following:

•	assisting the Chairman of the Board with board-related matters, including approving board meeting agendas, board meeting schedules and various information sent to the board;

•	serving as the principal liaison between the independent directors and the Chairman of the Board;

•	presiding at any meetings of the non-employee directors or independent directors or at any meetings of the board at which the Chairman of the Board is not present, and

•

any other duties or responsibilities that may be requested by the independent directors or the Chairman of the Board, including, as the lead independent director deems appropriate, calling any meetings of the non-employee directors or independent directors or meeting with any of the Company’s executive officers, stockholders or other constituents.

Indebtedness of and Transactions with Management

The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its current directors, nominees for director, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Loans made by either American Community Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested director” not participating, dollar limitations on amounts of certain loans and prohibits any favorable treatment being extended to any director or executive officer in any of the bank’s lending matters. To the best knowledge of the management of the Company and the bank, Regulation O has been complied with in its entirety.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has appointed the firm of Dixon Hughes PLLC, Certified Public Accountants, as the Company’s independent registered public accounting firm for 2009. A representative of Dixon Hughes PLLC is expected to be present at the Annual Meeting and available to respond to appropriate questions, and will have the opportunity to make a statement if he desires to do so.

The Company has paid Dixon Hughes PLLC fees in connection with its assistance in the Company’s annual audit and review of the Company’s financial statements. From time to time, the Company engages Dixon Hughes PLLC to assist in other areas.

The following table sets forth the fees paid to Dixon Hughes PLLC in various categories during 2008 and 2007.

Category	Actual 2008		Actual 2007
Audit Fees	183,800	(1)	$200,750	(1)
Audit-Related Fees	25,233	(2)	22,250	(2)
Tax Fees	22,725	(3)	11,250	(3)

Total Fees Paid	$231,758		$234,250

(1)

Audit fees include fees billed and expected to be billed to the Company by Dixon Hughes in connection with the annual audit of the Company’s financial statements, reviews of the Company’s interim financial statements, and review of registration statements filed with the SEC incurred in 2008 and attest services provided pursuant to Section 404 of the Sarbanes-Oxley Act incurred in 2007.

(2)	Audit related services include routine accounting consultations and employee benefit plan audit.
(3)	Tax fees include corporate tax compliance, as well as counsel and advisory services.

All services rendered by Dixon Hughes PLLC during 2008 and 2007 were subject to pre-approval by the Audit Committee.

Report of the Audit Committee

In the performance of its oversight functions, the Audit Committee is responsible for receiving and reviewing the annual audit report of the Company’s independent auditors and reports of examinations by bank regulatory agencies, and helps formulate, implement, and review the Company’s and its subsidiaries’ internal audit programs. The Audit Committee assesses the performance and independence of the Company’s independent accountants and recommends their appointment. The Audit Committee has in place pre-approval policies and procedures that involve an assessment of the performance and independence of the Company’s independent auditors, an evaluation of any conflicts of interest that may impair the independence of the independent auditors and pre-approval of an engagement letter that outlines all services to be rendered by the independent auditors.

Management is responsible for the preparation and presentation of the Company’s financial statements and its overall financial reporting process and, with the assistance of the Company’s outsourced internal auditors, for maintaining appropriate internal controls and procedures that provide for compliance with accounting standards and applicable laws. The independent auditors are responsible for planning and carrying out a proper audit of the Company’s financial statements, expressing an opinion as to their conformity with generally accepted accounting principles and annually auditing management’s assessment of the effectiveness of internal control over financial reporting. Members of the Audit Committee are not professionally engaged in the practice of auditing or accounting and are not full-time employees of the Company.

During the course of its examination of the Company’s audit process in 2008, the Audit Committee reviewed and discussed the audited financial statements with management. The Audit Committee also discussed with the independent auditors, Dixon Hughes PLLC, all matters required to be discussed by the Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. Furthermore, the Audit Committee received from Dixon Hughes disclosures regarding their independence required by the PCAOB Rule 3526 “Communication with Audit Committees Concerning Independence”. Based on the review and discussions above, the Audit Committee (i) recommended to the board that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 for filing with the SEC and (ii) recommended that shareholders ratify the appointment of Dixon Hughes PLLC as auditors for 2009.

The Audit Committee has a written charter which is reviewed by the Committee for adequacy on an annual basis. The members of the Audit Committee are “independent” and “financially literate” as defined by the NASDAQ listing standards. The Board of Directors has determined that Robert G. Dinsmore, Jr., a member of the Audit Committee, meets the requirements adopted by the SEC for qualification as an “audit committee financial expert.” An audit committee financial expert is defined as a person who has the following attributes: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that are of the same level of complexity that can be expected in the registrant’s financial statements, or experience supervising people engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

This report is submitted by the Audit Committee,

Robert G. Dinsmore, Jr. – Chairman

Frank L. Gentry

Philip R. Gilboy

Alison J. Smith

Gregory N. Wylie

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial statements required to be filed by Item 8 of this Form:

a)	Report of independent registered public accounting firm

b)	Consolidated Balance Sheets as of December 31, 2008 and 2007

c)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

d)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

e)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

f)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

g)	Notes to Consolidated Financial Statements

2.	Financial statement schedules required to be filed by Item 8 of this Form:

None

3.	Exhibits

(a)	Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation(1)

3.2	Registrant’s Bylaws(1)

4.1	Specimen Stock Certificate(1)

10.1	Employment Agreement of Randy P. Helton(1), a management contract

10.2	1999 Incentive Stock Option Plan, a compensatory plan(1)

10.3	1999 Nonstatutory Stock Option Plan, a compensatory plan(1)

10.4	401(k) Plan, a compensatory plan(1)

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003(2)

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003(2)

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003(2)

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate

Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) (2)

10.6	2001 Incentive Stock Option Plan, a compensatory plan(3)

10.7	2002 Nonstatutory Stock Option Plan, a compensatory plan(4)

10.8	Dividend Reinvestment and Common Stock Purchase Plan(6)

10.9	Agreement and Plan of Merger by and between Yadkin Valley Financial Corporation and American Community Bancshares, Inc.(7)

21	Subsidiaries of Registrant (Filed herewith)

23	Consent of Dixon Hughes, PLLC

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement(5)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
(3)	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
(5)	Filed with the Commission pursuant to Rule 14a-6.
(6)	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)
(7)	Incorporated by reference from Registrant’s current report on Form 8-K dated September 10, 2008 (File No. 000-30517)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2009	/s/ Randy P. Helton
Randy P. Helton
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Randy P. Helton	March 30, 2009
Randy P. Helton, President,
Chief Executive Officer and Director

/s/ Dan R. Ellis, Jr.	March 30, 2009
Dan R. Ellis, Jr., Chief Financial Officer

/s/ Robert D. Dinsmore	March 30, 2009
Robert D. Dinsmore, Director

/s/ Frank L. Gentry	March 30, 2009
Frank L. Gentry, Director

/s/ Thomas J. Hall	March 30, 2009
Thomas J. Hall, Director

/s/ Larry S. Helms	March 30, 2009
Larry S. Helms, Director

/s/ V. Stephen Moss	March 30, 2009
V. Stephen Moss, Director

/s/ Peter A. Pappas	March 30, 2009
Peter A. Pappas, Director

/s/ L. Steven Phillips	March 30, 2009
L. Steven Phillips, Director

/s/ Alison J. Smith	March 30, 2009
Alison J. Smith, Director

/s/ David D. Whitley	March 30, 2009
David D. Whitley, Director

/s/ Gregory N. Wylie	March 30, 2009
Gregory N. Wylie, Director

/s/ Philip R. Gilboy	March 30, 2009
Philip R. Gilboy, Director

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3.1	Registrant’s Articles of Incorporation(1)

3.2	Registrant’s Bylaws(1)

4.1	Specimen Stock Certificate(1)

10.1	Employment Agreement of Randy P. Helton(1), a management contract

10.2	1999 Incentive Stock Option Plan, a compensatory plan(1)

10.3	1999 Nonstatutory Stock Option Plan, a compensatory plan(1)

10.4	401(k) Plan, a compensatory plan(1)

10.5(i)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Amended and Restated Declaration of Trust, dated December 15, 2003(2)

10.5(ii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Indenture, dated December 15, 2003(2)

10.5(iii)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Guarantee Agreement, dated December 31, 2003(2)

10.5(iv)	Issuance of Trust Preferred Securities by American Community Capital Trust II, Ltd.: Form of Floating Rate Junior Subordinated Debenture of American Community Bancshares, Inc. (incorporated by reference to Exhibit A of Exhibit 10.5(ix)) (2)

10.6	2001 Incentive Stock Option Plan, a compensatory plan(3)

10.7	2002 Nonstatutory Stock Option Plan, a compensatory plan(4)

10.8	Dividend Reinvestment and Common Stock Purchase Plan(6)

10.9	Agreement and Plan of Merger by and between Yadkin Valley Financial Corporation and American Community Bancshares, Inc.(7)

21	Subsidiaries of Registrant (Filed herewith)

23	Consent of Dixon Hughes, PLLC

31(i)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

31(ii)	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (Filed herewith)

32(i)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

32(ii)	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (Filed herewith)

99	Registrant’s Definitive Proxy Statement(5)

(1)	Incorporated by reference from exhibits to Registrant’s Registration Statement on Form S-4 (File No. 333-31148)
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated December 18, 2003 (File No. 000-30517)
(3)	Incorporated by reference from Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 333-101208)
(5)	Filed with the Commission pursuant to Rule 14a-6.
(6)	Incorporated by reference from Exhibit 99.1 to Registrant’s Statement on Form S-3D (File No. 333-129991)
(7)	Incorporated by reference from Registrant’s current report on Form 8-K dated September 10, 2008 (File No. 000-30517)